Form 10KSB
period 2002-12-31
MR3 SYSTEMS INC
filed 2003-08-19
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-32343

                                MR3 Systems, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                  68-0259003
   -------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         435 Brannan Street, Suite #200, San Francisco, California 94107
         ---------------------------------------------------------------
              (Address of principal executive officers) (Zip Code)

Issuer's telephone number:  (415) 947-1090

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $13,289,716 (Based on price of $0.27 per share on June 30, 2003)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding as of June 30, 2003
           -----                                 -------------------------------
Common Stock, Par Value $0.01                               49,221,171

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.    Description of Business......................................     01

Item 2.    Properties...................................................     16

Item 3.    Legal Proceedings............................................     16

Item 4.    Submission of Matters to a Vote of Security Holders..........     16

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters........................................     17

Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     21

Item 7.    Financial Statements and Supplementary Data..................     26

Item 8.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................     26

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant...........     27

Item 10.   Executive Compensation.......................................     30

Item 11.   Security Ownership of Certain Beneficial Officers and
             Management.................................................     33

Item 12.   Certain Relationships and Related Transactions...............     35

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K.............................     37


Item 14.   Controls and Procedures......................................     38

           Signatures...................................................     39

           Certifications...............................................     40

           Index to Financial Statements................................     42

           Financial Statements.........................................     F-1

                                     PART I

THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ANY STATEMENTS IN THIS REPORT REGARDING MR3'S OUTLOOK FOR ITS BUSINESS AND RESPECTIVE MARKETS, SUCH AS PROJECTIONS OF FUTURE PERFORMANCE, STATEMENTS OF MANAGEMENT'S PLANS AND OBJECTIVES, METAL PRODUCTION, PROBABLE ORE RESERVES, FUTURE FINANCING PLANS, COMPETITION AND OTHER MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND MR3'S FUTURE FINANCIAL AND OPERATING PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THAT EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "PLANS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "RISK FACTORS" AND MATTERS DESCRIBED IN THIS REPORT GENERALLY. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH MR3 BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATMENTS ARE REASONABLE, MR3 CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. MR3 DISCLAIMS ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS


ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         MR3 Systems, Inc. ("MR3" or the "Company") was incorporated in California on July 3, 1991 as Airponic International Corporation to engage in the business of developing and marketing a technology that accelerates the growth of plants, known as the Airponic Growing System ("AGS"). On March 9, 1992, the Company amended its Articles of Incorporation to change its name to Bioponic International. On February 26, 1997 the Company filed Amended and Restated of Articles of Incorporation to increase its authorized common stock and to create a new class of preferred stock.

         On October 7, 1997, pursuant to a Plan and Agreement of Reorganization, the Company obtained all of the issued and outstanding shares of MR3, Inc., a Delaware corporation, in exchange for 2,665,000 shares of its common stock. MR3, Inc., was then engaged in the business of manufacturing modules (integrated hardware and media systems) for the removal and purification of metals from industrial waster water, similar to that of the business the Company is currently engaged in. With the acquisition of MR3, Inc., which was accounted for as a pooling of interests, MR3 became an operating division of the Company.

         On June 8, 1999 the Company formed Emarethree Corporation, a Delaware corporation, as a wholly owned inactive subsidiary of the Company. On March 6, 2000, the Company formed Bioponic AGS, Inc. ("Bioponic AGS"), a Delaware corporation, as a wholly owned inactive subsidiary of Emarethree Corporation. On

March 31, 2000, the Certificate of Incorporation of Emarethree Corporation was amended and restated to change its name to MR3 Systems, Inc., increase its authorized capital stock and create a class of preferred stock. On April 28, 2000, the Company completed a change of domicile of incorporation from the State of California to the State of Delaware in connection with the merger of its parent company, Bionomic International, a California corporation, with its wholly owned subsidiary, MR3 Systems, Inc., a Delaware corporation. MR3 Systems, Inc. became the surviving public entity resulting from the merger.

         Effective April 29, 2000, the Company transferred its Airponic Growing System technology assets and related liabilities to its subsidiary, Bioponic AGS. Further, on April 29, 2000, the Company spun off its ownership in Bioponic AGS to its shareholders of record as of January 31, 2000. Bioponic International shareholders of record as of January 31, 2000, received one share of Bioponic AGS Inc. for every two shares of Bioponic International as a stock dividend. An aggregate of 13,734,369 common shares of Bioponic AGS were distributed to 422 shareholders on or about May 8, 2000. Effective with the distribution of shares to the Company's shareholders, Bioponic AGS was no longer deemed to be a subsidiary of the Company and the Company had no rights or ownership to any of the technology transferred or otherwise owned by Bioponic AGS.

         In May 2003, the Company formed TechMining, LLC., a Colorado corporation, as a wholly owned subsidiary of the Company to own and operate a precious metals processing facility in Colorado.

Business of the Company

Principal Product and Services

         MR3 Systems, Inc. is a metals extraction and recovery technology company. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The Company has synthesized these natural hydrometallurgical process plants and has successfully applied the technology on a commercial scale. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, even within multiple metal ion environments.

         MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites. MR3 has developed a proprietary process for the recovery, separation and purifying of a broad range of metals.

         The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products produced by the Company's process are expected to achieve purity levels greater than 99.9% and will be offered for sale to metals and chemical commodities brokers and other end-users. The Company also expects to charge contract fees for various waste removal and remediation services related to its proprietary technology. At present, the Company does not have any production facilities operational at a commercial processing level.

         For the foreseeable future, the Company's strategy will be to focus on precious metals extraction, specialty chemical production and environmental remediation applications for the MR3 technology. Management expects to license other possible applications to qualified licensees on a territorial, field-of-use basis with the goal of accelerating the global introduction of the technology. Management further intends to enter into joint venture opportunities with domestic and international entities whereby the Company will process hazardous wastes and mining materials, collect the resultant products, arrange for product sales to third party commodity brokers and share the proceeds or a portion of the manufactured products (e.g. gold, silver platinum) under a negotiated sharing agreement.

         MR3's manufactured end products include, but are not limited to 42 pure industrial metals such as zinc, copper, chromium, cobalt, nickel and precious metals such as gold, silver and platinum, which can be produced in either an electro-winned solid bar or strip form, or as value added metal products, e.g. sulfates, chlorides and oxides. Specialty chemical products, such as metal sulfates, can be produced in solid or liquid form. Products are extracted and selectively recovered from electric arc furnace ("EAF") dust, nuclear wastes, semiconductor manufacturing and electroplating effluents, mercury and metal hydroxide sludge, precious metals mining tailings, ores, contaminated soils and sediments, and other industrial waste streams containing high concentrations of valuable metals. The Company anticipates acquiring the source materials at low cost to the Company or at minimal expense in connection with an end product revenue sharing agreement with the source provider. In certain cases the Company may be paid service fees to process hazardous source materials at MR3 related facilities.

         From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana. The facility consisted of certain MR3 owned manufacturing, processing and storage equipment valued at approximately $500,000 (prior to impairment), which was situated within 6,600 square feet of a leased building within an industrial zoned area of Butte. The Company did not own the building or land on which the processing took place. At its peak in 2000, the Butte facility produced, sold and shipped an average of 100 tons a month of pure liquid zinc sulfate to its lead customer, a major Midwestern chemical company, for use as part of a corrosion inhibitor in several California municipal water systems, including Los Angeles and the County of Marin.

         In fourth quarter of 2001, the Company discontinued operation of the Butte facility due to economic considerations. The demand for its zinc sulfate product by its primary customer was seasonal in nature and management ultimately determined that it could not economically justify maintaining low-level operations in the winter period when such demand was excessively small. The decision to permanently close the Butte site, which was temporarily closed for the slow winter season, was based on a combination of a predicted sluggish economy and the high freight charges customers were paying for the Company's zinc sulfate shipments from Butte. Management believes that certain selective equipment installed in Butte may be better utilized and provide more economic benefit to the Company in the processing of precious metals in other jurisdictions. The balance of equipment in Butte may be sold to relinquish in part existing obligations to the Company's landlords in Butte.

         In April 2002, the Company closed its Pittsburg, Pennsylvania business development office that was established to facilitate business projects and management relationships for the processing of EAF in carbon steel mills. Due to the severe economic downturn in the domestic steel industry as a whole and subsequent financial instability of many steel mills, the Company has discontinued negotiations with representatives of the mills for the time being. The Company may elect to pursue or license this business niche in the future depending on available resources and prevailing economic conditions.

         In April 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., a British Virgin Islands Company ("Linsa"), to commercialize the MR3 Technology in certain jurisdictions of Canada, Australia, Asia and the Middle Eastern Territories.

         On June 18, 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado. The Company entered into an amendment of this agreement in October 2002, to include exclusive processing of additional gold ore at the Empire complex. Further discussion on the Linsa and Empire Gold projects are provided under Current Operations.

         In December 2002, the Company entered into an exclusive metals processing agreement with Mr. Raymond Looper of Fallon, Nevada, and his Silver Mountain Mining Company to process gold, platinum, palladium and ruthenium from certain mining properties located in central Nevada. MR3 owns the exclusive option to process these metals subject to MR3's independent determination of the scope and potential of the prospective mining claims. The agreement calls for Mr. Looper to provide all on-site mining operations and for MR3 to provide all metals extraction and processing services. All resultant metals sales are to be split on a 50%-50% basis. The mine site, which as of this date exceeds 3.5 square miles, has not yet been drilled and no firm determination has been made as to the full size and scope of the mineral deposits. As of July 31, 2003, the Company had not yet exercised its option and was continuing to evaluate the potential of the Nevada project.

         In April 2003, Mr. Bradley Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter has been an investor in the Company since 2001. Mr. Rotter will serve in the Company's San Francisco headquarters.

MR3 Technology

         The Company's proprietary MR3 technology combines high-affinity metal capture, metal refining, waste decontamination, and water purification into a single integrated system. This technology is used to separate and recover valuable metals from industrial wastes and other complex metals sources. The MR3 System is a selective metals removal and reclamation process that extracts individual metals and separates them into high purity fractions using a low-temperature, cost-effective, passive process.

         The MR3 System generates little or no waste of its own, and thus is environmentally beneficial and management believes it is also economically sound. Low capital, operational, and maintenance costs, in conjunction with innovative engineering, should generate net revenues from applications previously considered cost-prohibitive.

         General Overview

         Metal contamination in harbors, lakes and oceans; sewage sludge; mining tailings, polluted soils, acid mine water, industrial waste waters; photographic rinse waters, and other sources represent significant environmental problems. However, these types of pollutants can contain commercially attractive quantities of concentrated valuable metals.

          At the other end of the concentration spectrum, very minute amounts of radionuclide metals, e.g., cesium-137 (Cs-137) and strontium-90 (Sr-90), the by-products of nuclear electrical power and military weapon production, present an even greater health hazard to the world's human and animal populations due to their extreme toxicity even in minute amounts. These highly radioactive wastes are stored in very dilute solution in large volumes of water at various sites throughout the world.

         The MR3 technology can remove radionuclides over a broad range of concentration levels, even those that are dispersed as much as parts per billion. The MR3 technology consists of a continuous operation in which several process steps, i.e., selective capture, purification, and concentration of individual metals removed from industrial, radioactive or mining wastes, have been integrated into one automated modular treatment plant.

         A processing facility that employs MR3's innovative technology uses MR3 ion-exchange media of unique affinity and selectivity to economically remove and simultaneously purify almost any metal from aqueous solutions. It operates efficiently with metal concentrations of over 20,000 parts per million (ppm) to less than one part per billion (ppb). Under laboratory conditions, water has been successfully cleaned of radionuclides (e.g., Sr-90 and Cs-137) to undetectable levels, even with starting concentrations as low as parts per trillion.

         In the MR3 process, hazardous metals in soils, tailings, sediments, sludge or ashes are brought into solution and moved from their solid state into an aqueous state in the form of slurry. Solid materials are then separated from the metal-laden liquid as the solution passes through metal recovery modules where each module selectively removes a target metal from the mixed metal stream.

         Each separated metal is then processed individually into a non-waste, metal product (e.g., ferric sulfate [Fe2(SO4)3] for drinking water purification, zinc sulfate [ZnSO4.H20] corrosion inhibitor and for fertilizers, and copper sulfate [CuSO4.H20] for algaecide or animal feeds. In instances where the quantity of metal may be of no commercial interest (e.g., metals from most contaminated soils), all toxic metals may be simultaneously removed from the water as a group by a single MR3 module.

         Where a metal-contaminated water is the starting material and thus already in an aqueous state, the water with its metal load enters the MR3 process, and the cleaned effluent water can be introduced directly into the environment or used for other purposes. The water used internally as a metal carrier in the MR3 process is reused repeatedly. The repeated re-use of process water and the fact that the process generates little or no waste of its own contributes to the MR3's technology being environmentally beneficial and economically sound.

         Development of MR3 Media

         To date, approximately twenty-four (24) MR3 ion-exchange media have been developed, synthesized and tested. They have all proven to display excellent capacities for metal capture, each being specific to an individual metal or group of metals. These MR3 media have high degrees of specificity and affinity specifically for: aluminum, arsenic, cadmium, cesium, chromium, cobalt, copper, gold, iron, lead, magnesium, manganese, mercury, molybdenum, nickel, plutonium, selenium, silver, strontium, thorium, titanium, uranium, vanadium, and zinc.

         In management's informed opinion, such media are non-toxic and are far more efficient in capturing metals from aqueous solutions than are the conventional and commonly used ion-exchange materials. Moreover, metal capture from MR3 media is highly selective, which represents a distinct advantage over conventional ion-exchange resins.

         During the development of the MR3 media, the following required features and characteristics have been established for optimal performance:

--------------------------------------------------------------------------------
                    MR3 Media - Features and Characteristics
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Affinity:           Very high capture efficiency in solutions containing low
                    metal concentration.
--------------------------------------------------------------------------------
Specificity and     The ability to capture specific metals while ignoring others
Selectivity:        present in the same medium.
--------------------------------------------------------------------------------
Performance:        High flow rates with freedom from swelling, shrinking, and compaction due to hydrostatic or osmotic pressure.
--------------------------------------------------------------------------------
Stability:          Strong resistance to harsh chemical and physical treatment.
--------------------------------------------------------------------------------
Regenerability:     Easy displacement of the captured metals from charged media, resulting in metal concentration, high-volume reduction
                    factors, and re-use of free media.
--------------------------------------------------------------------------------
Capacity:           The capability to capture substantial amounts of metal per unit of media while still maintaining high capture
                    efficiency.
--------------------------------------------------------------------------------
Toxicity:           Freedom from toxicity as there is no addition of trace toxic components to the treated solution.
--------------------------------------------------------------------------------
Cost Efficiency:    Production costs minimized by media regenerability.
--------------------------------------------------------------------------------


         In instances where it is desirable to remove more than one metal, more than one metal-specific column may be used in a series. With some media, it is possible to broaden their specificities by chemical modification or special conditioning. As a result, a number of different metals can be removed from solutions simultaneously. The MR3 System can also be used in conjunction with conventional ion-exchange materials when the simultaneous use of both high and low capture efficiencies can produce the intended results.

         The design features and characteristics originally sought have been attained with respect to a relatively large selection of media useful for the separation of a broad spectrum of metals from solution. The requirements originally set forth for affinity, specificity, selectivity, performance, stability, regenerability, capacity, toxicity and cost-efficiency have in all cases been met successfully and in many instances have been surpassed.

         Potential Applications

         The MR3 technology can be used to extract and recover metals from a vast range of sources, originating as both solid and aqueous states. Specific examples of applications include:

     o Water purification, metal reclamation, and refining from metal-laden industrial water or sludge waste.
     o Water purification and metal reclamation from metal-laden acid mine water.
     o Metal reclamation (including precious metals) from mining tailings and ore.
     o   Cleaning sewage sludge and sewage sludge ash.
     o   Cleaning fly ash and bottom ash.
     o   Cleaning contaminated soils, including silt and clay fractions.
     o Cleaning ground water of heavy metal contamination, including chromate (Cr-6).
     o   Cleaning harbor and lake sediments.
     o   Recovery of metals and water from plating rinse waters.

     o Recovery of metals from hydroxide sludge from the metal finishing industry.
     o High-affinity capture of low concentrations of radionuclides (e.g., Cs-137, Co-60, Sr-90, Pu) from water.
     o   Recovery and purification of precious metals from ore and placer.
     o Recovery of individual metals from process residuals (e.g., flue dusts).
     o Recovery of individual metals from bag-house contents (e.g., electric arc furnace dust).
     o   Recovery of individual metals from slags and cinder.
     o Selective recovery of the oxidized iron ion, leaving the non-oxidized ion, from pickling baths used in the auto industry.
     o Selective removal of iron from electro-galvanizing baths to greatly prolong bath life.
     o Removal of extremely low concentrations of industrial metals from sewage plant outflows.
     o   Removal and recovery of metals from spent catalysts.
     o Removal of metals from wastewater of electronics industry (circuit boards, thick films, thin films, wafers).
     o   Recovery of precious metals from computer junk.
     o Metal decontamination of blasting sand used in paint removal from ships, etc., and recycling of the sand.
     o Recovery of selenium from agricultural irrigation waters, from water used to wash crude oil, and from waste water from the Xerox production process; and
     o Selective removal of contaminating iron from any aqueous solution for the prevention of microbial growth.

         Technical Specifications

         The MR3 technology functions over a pH range from 1 to 14 and a temperature range from 5(degree) C to 95(degree) C. It yields a purity exceeding 99% of the target ion, such that the output is immediately salable with no further processing. Metal products collected directly from the module typically achieve up to 99.9% purity. The purity level depends on the quality of the agent that is used to recover the collected metal. If the separation process is followed by an electrowinning treatment, purities of 99.99% or greater are possible

         It works over a concentration range from 1 molar to parts-per-trillion, yielding removal ratios of 40,000 to 10 million, even in the presence of high concentrations of competing ions. The media capacity is on the order of 14 moles (the mass in grams of this amount of a substance, numerically equal to the molecular weight of the substance) per cubic foot.

Related Markets

         The Company currently utilizes its technology to operate primarily as a high technology "metals extraction and recovery" company and producer of specialty chemical products. As such, it intends to commercially manufacture certain precious metals, such as gold, silver and platinum, and various chemical products, such as potassium dichromate, copper sulfate and zinc sulfate, for sale to third parties. The Company considers the primary markets for its products to be specialty and precious metal commodities brokers located domestically and internationally.

         In connection with its current operating agreements and management's general outlook for the near future, the Company's primary emphasis will be on the production and sale of precious metals. According to the most recent United States Geological Survey ("USGS"), gold mining companies and producers of gold are beginning to have difficulties in successfully replacing annual production with new reserves. An estimate by an industry association indicates that worldwide gold exploration expenditures decreased for the fifth consecutive year. Consequently, given the above trends and recent uncertainties in global political matters, management reasonably expects the historical demand for gold and other precious metals to continue or expand for the foreseeable future. It is generally accepted that no single company has sufficient market power to affect the price or supply of gold in the world market. Management reasonably believes that there will be numerous buyers for its output of gold and other precious metals once it is fully processed into bars or strips.

         According to the Mine Safety and Health Association ("MSHA"), currently there are over one hundred active gold and other precious metals mine locations in the United States. The USGS reports that in 2002 gold was produced at about 52 major lode mines, a dozen or more larger placer (a glacial or alluvial deposit of sand or gravel containing eroded particles of valuable materials) mines and numerous smaller placer mines (mostly in Alaska and Western States). In addition, there are numerous "inactive" or "shutdown" precious metals mine sites and other locations where conventional mining would be impractical or cost inefficient. Management believes that there will be more than adequate source materials well into the future for its projected precious metals mining and processing activities.

         Management further believes that there are numerous hazardous chemical, waste dump and other environmentally challenged sites around the world that would provide sufficient source materials for the production of specialty chemicals, as well as numerous sources for the purchase of said resultant specialty chemicals.

Current Operations

         Lakewood Processing Facility

         In February 2003, the Company leased a site in Lakewood, Colorado, for the planned installation and operation of a precious metals extraction plant. The Company is seeking adequate financing to complete the equipping and commercial ramp-up of the Lakewood facility, which is estimated to be in the range of $750,000 to $1 million. There can be no assurance that the Company will be able to obtain such funding or that such funding will be obtained in a timely manner. The level of required funding will be proportional to the different precious metals expected to be processed, as well as the degree of complexity and density of the "concentrates" received at the facility for processing. Since the Company expects to receive its precious metal bearing concentrates (amount of specified precious metal contained in a unit amount of another substance) from different sources, the degree of complexity in extracting the designated precious metal will likely vary from source to source. It is expected that conventional mechanical processing techniques will be used where necessary to concentrate the precious metal bearing materials before they are transported to the Company's facilities, either by the source owner or by a third party.

         Consolidated Empire Gold

         On June 18, 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado, an unrelated party, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado. On October 23, 2002, the Company signed an amended agreement with Empire Gold, which replaced the prior agreement, to expand its initial gold extraction agreement to include the exclusive processing of their additional gold ore at the Empire Complex, estimated to contain over 1,000,000 ounces of gold. Estimates of gold amounts at the Empire Mine site are based on the results of ore drilling programs conducted by independent third parties to a depth of 500 feet below the surface in the 1980-1989 timeframe.

         The agreement calls for the Company to initially share on-site operating expenses with Empire Gold at a rate of 75% (MR3)-25% (EG) and ultimately evolve to 50%-50% upon reaching certain targets. The Company is also obligated to pay a $9,500 monthly fee to Empire Gold to cover certain office and supervisory expenses until such time as Empire begins to receive cash or in kind payments from operations. Such payments, if any, will begin upon the initiation of concentration activities at the Empire Gold mine site. The Company and Empire Gold will share in the net proceeds of operations (gross revenue less sales commissions, selling expenses, applicable taxes and recovery of on-site operating expenses) on a 50%-50% basis.

         The Company is seeking knowledgeable mining partners to participate in the conventional mining aspect of the Empire Gold operation, but can make no guarantees that such mining partners will be identified or that favorable terms for such arrangements can be negotiated. To date, the Company has conducted the necessary ore sample tests, lab analysis and testing, exploration permitting, media development and site improvement work related to the Empire Gold project. The Company expects that it will require significant additional funding, amounting to $1 million to $2 million or greater to conduct mining related activities at the Empire Gold mine site should it not acquire viable mining partners. There can be no assurance that such funds will be acquired in a timely manner to conduct such mining operations or that the Company will not elect to apply any raised funds to other more beneficial activities.

         Linsa Joint Venture

         Effective April 10, 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., a British Virgin Islands Company ("Linsa"), to commercialize the MR3 Technology in Canada, Australia, Asia and the Middle Eastern Territories. Thirty-six countries (or territories) are included as reserved jurisdictions under the agreement. A definitive list of such jurisdictions is included in Exhibit B to the April 10, 2002 agreement filed as an exhibit (#10.7) to this annual report. Under the agreement and pursuant to a technology license, MR3 transfers right, title, and interest in and to both the tangible and the intangible property constituting MR3's technology for use within the designated territories. Both parties agree to share all the distributable profits resulting from the use of the MR3 Technology to which they are collectively entitled on a 50%-50% basis.

         In light of the Company's evolved business strategy since the execution of this agreement, management is in the process of negotiating an amendment with Linsa to reduce the number of jurisdictions and fields-of-use exclusively reserved under the original agreement and to introduce performance standards and other restrictions in the remaining jurisdictions.

         Linsa is a BVI holding company whose principals are venture capital investors and consultants. Linsa was established to invest in new and emerging technologies with specific market focus on the health care and environmental sectors. Linsa's operational arm, Linsa Ltd., a U.K. company, will be assigned all operational business activity relating to Linsa's responsibility under its agreement with MR3. Mr. Samir Gad, a shareholder and contributor to the Company's business activities was principally involved as a consultant, acting on behalf of Linsa, in structuring the Joint Venture.

         As of this date, Linsa has limited experience and expertise in implementing the MR3 Technology. Linsa anticipates broadening its market reach in the designated jurisdictions by also licensing the technology where applicable and selling or leasing MR3 Technology related equipment to industrial manufacturers and other third parties. Linsa management is currently in discussion with several interested industrial parties, but provides no assurance that such licensing or leasing programs will be consummated.

         For its first territorial project, the Joint Venture incorporated MR3 Systems Taiwan Co., Ltd., ("MR3 Taiwan"), a Taiwanese corporation formed to utilize the MR3 technology in Taiwan. MR3 Taiwan's first MR3 facility is expected to be located in the Zhang Bing Industrial Park, approximately 200 km south of Taipei. It is projected to ultimately consist of an 80,000 square foot industrial plant equipped to initially process up to 20 tons per day of metals wastes generated from Taiwan's electroplating, metal finishing, and printed circuit board (PCB) industries. Contingent on the financial success of the project, the plant may be expanded within a two-year period to process an additional 150 tons per day of metal wastes. These wastes will be processed into high purity specialty metals chemical products such as Potassium Dichromate, Nickel Sulfate, Copper Sulfate and Zinc Sulfate for sale domestically, as well as into international markets. MR3 Taiwan also expects to receive "tipping fees" for taking delivery of these wastes.

         The Zhang Bing plant is scheduled to be operational in 2004 (Phase I) and is expected to reach full capacity by 2006 (Phase II). On January 23, 2003, the Company further announced that MR3 Taiwan had executed a 20-year land lease for 2.5 acres of industrial land upon which its 80,000 square foot processing facility will be constructed. The lease includes an option to purchase the property at any time during the term. MR3 is not obligated to provide any share of upfront expenses related to the Zhang Bing project.

         Contingent on the availability of required capital, MR3 Taiwan plans to construct at least three additional MR3 facilities in the five year period following completion of the Phase II construction of the Zhang Bing facility, and to expand into markets such as soil remediation and incinerator ash treatment. These MR3 plants will be built to accept and treat industrial wastes such as metal hydroxide sludge, fly ashes, spent etchants, and ion exchange regenerants from a wide range of other industries including Plastic Ball Grid Array (PBGA) manufacturing, metal foundries, municipal/industrial trash incineration, surface finishing, semiconductor fabrication, TFT-LCD and other opto-electrical manufacturing.

Competition

         There are a substantial number of competitors in both the precious metal mining and chemical production industries, a vast majority of which are larger and better capitalized than the Company. The Company does not compete with conventional mining operations for the exploration and acquisition of mining properties producing or capable of producing gold and other precious metals. Management believes that there are currently more than sufficient sources of the raw waste materials that comprise the base components that make up the core of the Company's manufactured products. Management further believes that such raw waste materials can be reasonably obtained without substantive mining operations and at little to manageable cost.

         The Company expects that it will achieve a competitive advantage with such competitors through the cost effective utilization of its proprietary metals extraction production capabilities at the commercial level. The Company has yet to prove, however, the cost effectiveness of such operations at commercial processing levels on a full year round basis.

         The sale of precious metals and specialty chemical products in the commercial marketplace are affected by numerous factors, many of which are beyond the control of the Company. Such factors include, but are not limited to the price of the commodity in the marketplace, imports of the commodity from international sources and the availability of adequate refining and processing facilities to produce the product. Sales prices for such commodities are determined by world market forces and may be subject to significant fluctuations. The Company has not been materially affected by such circumstances in the past, but believes that price fluctuations, especially in the precious metals market, could impact revenues in the future. Management believes that there will be sufficient demand for its manufactured products in the future. In addition, management believes that no single company has sufficient market power to materially affect the price or supply of gold or other precious metals in the world market.

Intellectual Property

         The Company attempts to protect its proprietary technology through a combination of trade secrets, proprietary know-how, non-disclosure agreements, employment and consulting agreements, and common law remedies. Such agreements generally provide that all confidential information developed or made known to the individual (or entity) by the Company during the course of the individual's relationship with the Company is not to be disclosed to third parties, except in specific circumstances, and that all inventions conceived by the individual (or entity) in the course of rendering services to the Company shall be the Company's exclusive property. There can be no assurance that confidentiality or proprietary information agreements will not be breached, that remedies for any breach would be adequate, or that the Company's trade secrets will not otherwise become known to, or independently developed, by competitors.

Research and Development

         Research and development expenditures represent internal costs incurred in connection with the Company's testing, documenting, enhancement and optimization of its hazardous waste and precious metals recovery processes. The primary emphasis of the Company's research and development efforts is to tailor the existing MR3 technology to meet the commercial level processing requirements of the unique project source materials. Research and development costs are expensed as incurred and the majority of expenditures in 2002 and 2001 are directly related to personnel and consulting costs. The Company does not presently license any third party technology in its operations. Research and development expenditures for 2002 and 2001 were approximately $130,000 and $136,000, respectively.

         In consideration of its planned activities, the Company expects that its research and development expenditures will materially increase in 2003 and beyond. The majority of research and development work is undertaken at a laboratory located in Salem, Massachusetts owned and operated by SP Engineering, Inc ("SPE"). The Company leases its space at the facility on a month-to-month basis and its activities there comply with SPE's environmental permits and jurisdiction. The laboratory meets and operates under the standards set by the State of Massachusetts regulatory arm of the Department of Environmental Quality. The Company's research and development efforts are conducted under the supervision of its present Chief Science Officer, Dr. Irving DeVoe.

Government Regulation

         The Company's proposed business activities and plant operations are subject to various federal, state, and local laws and regulations in the United States and other prospective jurisdictions in which the Company may operate. The regulating agencies may include, but are not limited to such agencies as the Environmental Protection Agency ("EPA"), the Mine Safety and Health Administration ("MHSA"), the Bureau of Land Management ("BLM") the Occupational Health and Safety Administration ("OSHA") which normally govern mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Given its proposed environmentally favorable operating methodology, the Company believes that it will be compliant in all material respects with applicable mining, health, safety and environmental statutes and regulations in effect within the jurisdictions it intends to operate. The Company further intends to make adequate provision for disposal of mine waste and mill tailings at all of its prospective operating facilities in a manner that complies with current federal and state environmental requirements.

         "Plant operations" for use of the Company's technology is generally defined as the basic steps involved from the acquisition of the source material to production of target metals (or specialty chemical products) to disposal of residue waste materials. The steps involved in the MR3 procedure typically include: (i) transfer and handling of the source materials to the MR3 technology processing site; (ii) milling if required; (iii) mixing of source material with liquid medium (usually water); (iv) metals extraction through introduction of chemicals such as acid; (v) separation of solids from metals laden liquid (raw liquor); (vi) processing of law liquor through unique modules to separate target metals and chemical products; and (vii) recycling of water base and disposal of any contaminants and processed sources materials.

         The Company has obtained various permits and authorizations in the past and will be required to do so in the future with respect to its planned activities at the Lakewood, Colorado facility, Grace Gold Mine Complex in Empire, Colorado and elsewhere where the Company intends to operate. All on-site mining permits will be obtained from the various state(s) controlled Department of Mines. The Company has already received an Exploration Permit for the Empire Gold mine site. The permits for operating the chemical-based processing facility at Lakewood are standard industrial-building equipment installation and operating permits. To management's best knowledge, no variances or other public-bearing permits are required. The Company believes that it will be able to reasonably obtain applicable permits, when necessary, to conduct its business in a routine manner. Management has further determined that the acquisition and maintenance of such permits or authorizations will also not have a material adverse on the Company's results of operations and financial condition.

Compliance with Environmental Laws

         The Company's precious metals projects are subject to various federal (Environmental Protection Agency), state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a way that safeguards public health and the environment. Management believes that its future operations will readily be conducted in material compliance with environmental laws and regulations applicable to its mechanical and chemical processing technology.

         Changes to current local, state or federal laws and regulations in the jurisdictions where the Company operates, or may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects. The Company reasonably estimates, however, that it will not incur material expenditures for environmental regulation compliance and education during fiscal year 2003 or for the foreseeable future.

         The mining and chemical waste processing industry, including the prospective business of Company, must follow local, provincial and federal regulations imposed in each foreign jurisdiction where it intends to operate to maintain environmental quality. As a result, the Company will likely be subject to certain environmental regulations in Taiwan and elsewhere with regard to its projected joint venture project with Linsa Associates. Management reasonably projects that the joint venture will be in substantial compliance with all known environmental regulations and laws in Taiwan at the time commercial processing commences. However, it cannot be known at this time what additional future laws and regulations, if any, might be adopted in Taiwan or elsewhere, nor their possible effect on the Company.

         The Company has recorded accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, and other factors, the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to liquidity, financial position, or future operations. These costs were estimated at approximately $38,000 at December 31, 2002 and are recorded in the Company's financial statements.

Patents, Trademarks and Other Licenses

         The Company claims no patents or trademarks. The Company has no licenses with the exception of its Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., which is more fully disclosed under the Current Operations section of this annual report.

Royalty or Revenue Sharing Agreements

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $500,000, to be used for general working capital and certain start-up expenses related to the Empire Gold project and the Lakewood processing facility. The notes payable accrue interest at a rate of 12% per annum and carry five-year warrants allowing the note holder to purchase common shares of the Company's stock at a price of fifteen cents ($0.15) per share. The number of warrants granted is equal to 2 warrants for each dollar provided under the note payable. Note holders as a group will be allocated 10% of any net income from Empire gold sales derived from production at the Lakewood facility (less associated costs of sale and manufacture) until such time as they receive 10 times (10x) their initial investment. Should the Company receive less than the anticipated $500,000 in connection with this funding authorization, the resulting percentage of allocation will be 10% multiplied by the ratio of funds received divided by $500,000. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and has received an additional $349,500 in the first half of 2003.

Employees

         As of the date hereof, MR3 employs nine full-time employees, six of which are in senior or executive management, two in administrative support and one in technical services. The Company hires independent contractors on an as-needed basis. The Company has no collective bargaining agreements or other such labor contracts with its employees and believes that its employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth rate requirements. Management does not anticipate encountering problems in its ability to hire individuals with the requisite employee skill set.

Financial and Public Relations

         In October 2002, in anticipation of its expansion into global markets, the Company entered into a non-exclusive arrangement with Synergy International & Partners S.A. ("SIP"), an unrelated party based in Lugano, Switzerland, to provide financial, public and investor relation services aimed at investors throughout Asia, Europe and in North America. SIP will primarily focus on heightening awareness of the Company and its services in the European private and institutional investment communities. SIP is also expected to advise the

Company, from time to time, on its current communication efforts with existing shareholders. The agreement requires the Company to make an advance payment of $180,000 for the set up and organization of its activities under the Investor Relation Program. Accordingly, the Company issued 2,000,000 shares of common stock at $0.07 per share, equal to fair market value at the time the agreement was executed, for $140,000 and agreed to pay in cash the remaining balance of $40,000.

         In August 2002, the Company amended a letter of agreement with D. Weckstein & Company, a private financial consulting firm and unrelated party located in New York City, to extend the expiration period of 1,000,000 previously granted stock options from December 31, 2003 to December 31, 2006. The initial agreement, dated February 19, 1999, provided compensation in the form of stock options for D. Weckstein & Company in consideration of their efforts to introduce the Company to prospective third parties for financing and other joint venture opportunities. In addition, pursuant to the amended agreement, the Company authorized the issuance of 300,000 shares of restricted common stock to D. Weckstein & Company in second quarter of 2003.

Risk Factors Relating to the Company's Business

         Management cannot be certain that the Company's acquisition and processing activities will be commercially successful.

         As of this date, the Company has no facilities that produce precious metals or other saleable chemical products in commercial quantities. Substantial expenditures are required to build and develop MR3 processing facilities capable of generating such levels of precious metals and specialty chemical products. There can be no assurance that any probable precious metal reserves predicted in the Company's current projects will meet expectations or be present in sufficient quantities to justify commercial operations. In addition, there can be no assurance that precious metals recovery in small-scale laboratory tests or pilot plant conditions will be duplicated in commercial production levels under actual on-site conditions. In addition, these is no assurance that the funds required by the Company for facility development can be obtained in a timely manner.

         The price of precious metals is subject to fluctuations, which could adversely affect the company's quarterly results of operations and cash flow.

         The Corporation's potential future revenues are expected to be, in large part, derived from the generation and sale of precious metals, such as gold, and specialty chemical products from its processing facilities. The price of precious metals has fluctuated widely over time, and is affected by numerous factors beyond the control of the Company, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of precious metals, and therefore the economic performance of the Company in any fiscal quarter, cannot accurately be predicted. A material decline in the price of certain precious metals could adversely affect the Corporation's potential revenues and profits.

         The Company's success depends on its ability to protect its proprietary technologies.

         The Company does not intend to seek patent protection for its processes or its technology at this time. There can be no assurance that the Company will be able to protect its technology from unauthorized use by competitors or other third parties. The Company intends to rely primarily on a combination of copyright law, industrial design legislation and employee and third party nondisclosure agreements to protect its intellectual property and proprietary technology. There can be no assurance of effective protection of the Company's intellectual property and there can be no assurance that others will not independently develop a similar technology or obtain access to the Company's technology.

         Loss of key personnel may negatively affect the Company

         The business of the Company will be dependent upon the active participation of its officers, directors and other key personnel. To the extent any of them becomes unavailable for any reason, it could have a serious adverse impact on the Company. Any officer or employee of the Company can terminate his or her relationship with the Company at any time with sufficient notice. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified engineering, marketing, sales and management personnel. There can be no assurance that the Company will be able to attract and retain such key personnel.

         Environmental issues and concerns may negatively affect the Company's ability to perform

         The Company will be subject to stringent standards designed to reduce air, water and soil emissions through state and local laws and regulations relating to the protection of human health and the environment. Management believes that the Company's proposed processing facilities will reasonably meet standards imposed by various jurisdictions, but cannot assure that such standards will not become more exacting or draconian over time.

         Short Operating History Could Lead to a Lack of Profitability and Lack of Business Growth

         The Company has a short operating history with respect to the processing of precious metals and is considered to be a development stage company in the early stages of operation. The Company has generated only limited revenues to date and has incurred operating losses since its inception. Its likelihood of success must be considered in light of the many costs, expenses, problems, difficulties and delays frequently associated with new enterprises. Also, there is no assurance that the Company's business ventures will be successful or that it will be able to attract and retain sufficient customers and clients to attain its goals. The Company anticipates that its operating expenses will increase substantially as its business expands and there will be a greater need to generate significantly more revenues to achieve profitability.

         Difficulties in Future Funding Could Hinder Growth and Development of the Company's Business

         In the past, the Company has financed much of its operations from borrowing and from the sale of its securities pursuant to private placements, convertible debt instruments, and other warrant agreements It is likely that the Company will be required to seek additional outside funding sources to satisfy the Company's future increasing financing demands if its operations do not produce the anticipated level of profitability. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

         Concentration of Share Ownership Gives Control of the Company to a Small Group

         The Company's directors, executive officers and other principal shareholders own approximately 38.0% of the Company's outstanding common stock as of June 30, 2003. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         Limited Public Market for the Common Stock

         The Company's stock is traded on the "pink sheets" and its securities are quoted and traded by broker-dealers. This may severely limit the liquidity of the trading market in the Company's shares and have an adverse effect on the price of the shares. It may also be adversely affected by future issuances of shares. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained.

ITEM 2.  PROPERTIES

         The Company's leases 1,873 square feet of office space at 435 Brannan Street, Suite #200, San Francisco, California for its executive offices. The Company is committed under its operating lease for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497.

         On February 15, 2003, the Company entered into an operating agreement with SICO, LLC, a private company located in Denver, for the lease of a facility in Lakewood, Colorado. The facility, which consists of a 10,000 square-foot building, will be used to process gold and other precious metals from the materials provided by the Company's various metals extraction agreements. The lease term is for a three-year period commencing in April 2003 and ending in March 2006 and requires a monthly payment of approximately $4,583.

         The Company shares laboratory space in a building located at 40 Congress Street, Salem, Massachusetts, on a month-to-month rental basis of $700 per month. The Company conducts its research and development activities at this Salem facility.

         Each property is leased from an unaffiliated party. The Company maintains tenant fire and casualty insurance on its properties in an amount deemed appropriate by the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal year ending December 31, 2002 and the Company did not hold an annual meeting of shareholders during that same period.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock is currently traded over-the-counter in the pink sheets and quoted through the National Quotation Bureau's ("NQB") Electronic Quotation System under the symbol "MRMR". Quotations in the Company's stock commenced in October 1998, when trading began on NASD's "Electronic Bulletin Board" ("OTCBB") under the symbol "BPON". Effective October 8, 1999, the stock traded only in the pink sheets and no longer on the OTCBB. The Company's symbol was changed to "MRMR" in July 2000 to reflect the change in the Company's name to MR3 Systems, Inc.

         The following table sets forth, for the periods indicated, the range of quarterly high ask and low bid prices of the Company's common stock based on intraday trading as derived through Prophet Financial Systems, Inc. for the past two years and through the date set forth for the current year. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    Year          Quarter Ending                  High Bid         Low Bid
    ----          --------------                  --------         -------
    2001          March 31, 2001                  $  0.34          $  0.08

                  June 30, 2001                   $  0.19          $  0.05

                  September 30, 2001              $  0.22          $  0.05

                  December 31, 2001               $  0.22          $  0.05


    2002          March 31, 2002                  $  0.20          $  0.02

                  June 30, 2002                   $  0.32          $  0.04

                  September 30, 2002              $  0.28          $  0.10

                  December 31, 2002               $  0.36          $  0.12


    2003          March 31, 2003                  $  0.26          $  0.09

                  June 30, 2003                   $  0.28          $  0.11

                  Through August 12, 2003         $  0.29          $  0.17


         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

Record Holders

         As of December 31, 2002 there were approximately 388 shareholders of record of MR3 Systems, Inc. Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of its outstanding common stock is held in broker "street names" for the benefit of individual investors or other nominees.

         As of December 31, 2002 there were approximately 77 shareholders of record of MR3 Systems, Inc. Series A Preferred Stock. There is no market for the trading of the Company's preferred stock.

Dividends

         The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years. The Company anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, MR3's operating and financial condition, MR3's capital requirements and general business conditions.

Recent Sales of Unregistered Securities

         Funding and Dilutive Instruments

         In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. The Company has the option of accelerating the term of the B warrant from four years (or the remaining term) to nine months if it achieves all of the following benchmarks: (i) the Company becomes current with its reporting requirements to the Securities and Exchange Commission (ii) the Company files and becomes effective on a registration statement for said underlying shares; and (iii) the Company achieves listing on the OTC Bulletin Board exchange. Mr. Bradley Rotter, the Company's President and Chief Operating Officer, participated in the private placement in the amount of $100,000.

         In April 2003, the Company authorized a convertible debenture for an aggregate of $30,000 to two unrelated parties. The debenture carries a 12% per annum interest rate payable upon maturation of the debenture. The debenture provides for a five-year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at a conversion price of ten cents ($0.10). As additional consideration for entering into the debentures, the Company granted the parties common stock purchase warrants allowing the holder the right to purchase an additional 900,000 common shares of the Company at a price of $0.10. The common share purchase warrants are valid for a period of five years after the date of issuance. The conversion price of the debenture and the related common stock purchase warrants were granted at fair market value at the time of issuance.

         In February 2003, the Company authorized a convertible debenture for $15,000 to Zevtec Canada, Inc. ("Zevtec"), a privately held company located in North Vancouver, British Columbia. The debenture carries a 12% per annum interest rate payable upon maturation of the debenture. The debenture provides for a five-year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at a conversion price of seven cents ($0.07). As additional consideration for entering into the debentures, the Company granted Zevtec common stock purchase warrants allowing the holder the right to purchase an additional 642,858 common shares of the Company at a price of $0.07. The common share purchase warrants are valid for a period of five years after the date of issuance. The conversion price of the debenture and the related common stock purchase warrants were granted at fair market value at the time of issuance.

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $500,000. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. These startup expenses included, but were not limited to rent, deposits, property taxes, roads and grading, ore sampling and testing, bonds and permits, travel and engineering. The notes payable accrue interest at a rate of 12% per annum and carry five-year warrants allowing the note holder to purchase common shares of the Company's stock at a price of fifteen cents ($0.15) per share. The number of warrants granted is equal to 2 warrants for each dollar provided under the note payable. Note holders as a group will be allocated 10% of any net income from gold and other precious metals sales derived from production at the Empire Gold plant less associated costs of sale and manufacture, until such time as they receive 10 times (10x) their initial investment. Should the Company receive less than $500,000 in connection with this funding authorization, the resulting percentage of allocation will be 10% multiplied by the ratio of funds received divided by $500,000. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and received an additional $349,500 in the first half of 2003.

         In October 2002, the Company authorized a convertible debenture to Zevtec for $50,000 that carries a 12% per annum interest rate payable upon maturation of the debenture. The debenture provides for a five-year conversion period in which the debenture holder may convert advanced funds into shares of the Company's common stock at a conversion price of seven cents ($0.07). As additional consideration for entering into the debenture, the Company granted Zevtec common stock purchase warrants allowing the holder the right to purchase an additional 2,142,857 common shares of the Company at a price of $0.07. The common share purchase warrants are valid for a period of five years after the date of issuance. The conversion price of the debenture and the related common stock purchase warrants were granted at fair market value at the time of issuance.

         Fiscal Year 2002 Stock Issuances

         In fiscal year 2002, the Company issued 7,899,070 shares of its common stock to eighteen individuals or entities pursuant to stock sales, conversion of preferred stock, conversion of notes payable, conversion of accrued interest, exercise of warrants, and stock issued for compensation and services rendered. The Company received an aggregate of $370,597 in either cash or equivalent services in exchange for the common stock issued. The detailed transactions are more fully disclosed below and related parties identified as appropriate:

a. 2,960,190 shares were sold to Mr. Mel Kelm over the course of 2002 at prices ranging from two cents ($0.02) to five cents ($0.05). In addition, Mr. Kelm also converted the principal of a note payable into 200,000 shares of common stock at $0.02 per share. With the above transactions, Mr. Kelm now owns greater than 5.0% of the Company's common stock and his beneficial ownership position is disclosed in Item
         11. Security ownership of certain Beneficial Owners and Management.

b. 632,333 common shares were sold to six individuals over the course of 2002 at prices ranging from $0.02 to $0.05.

c. In third quarter of 2002, 2,000,000 shares of common stock were issued to Synergy International & Partners in exchange for services rendered at a value of $140,000, equivalent to seven cents ($.07) per share.

d. In fourth quarter 2002, 50,000 common shares were issued to a shareholder as an exercise of previously issued warrants at three cents ($0.03) per share.

e. In the second half of 2002, seven individuals or entities converted the principal of certain convertible notes payable into 1,666,667 shares of common stock at a conversion price of $0.03. In addition, these 7 individuals or entities converted the associated interest into 46,130 shares of common stock at $0.03 per share.

f. In the second half of 2002, 13,750 shares of common stock were issued to three individuals pursuant to the conversion of preferred shares valued at an average price of $3.24 per share. The preferred shares were converted to common shares on a one-to-one ratio.

g. During 2002, the Company authorized 330,000 restricted common shares to be issued, in connection with the replacement of an equal amount of "unrestricted" common shares that were provided to an unrelated third party by certain shareholders on behalf of the Company, for public relation and financial consulting services. These shares were authorized in 2002 as a bookkeeping update to bring business activities conducted in a prior year current. In 1998, the Company entered into an agreement with Wall Street Trading Group, an unrelated privately held consulting firm based in San Francisco, California, that was engaged in the business of providing public relation services, such as increasing the awareness of the Company in the financial and institutional investment community, as well as the identification of potential sources of investment capital. The 330,000 shares were provided to Wall Street Trading Group on a non-contingent success basis and the Company did not issue any further shares pursuant to this agreement. The Company did not have any pre-arrangement or understanding in connection with the 1988 transaction that required it to issue these shares.

         The above issuances were not registered under the Act. Each issuance of convertible debt instruments, common stock, or warrants was made in a private, isolated transaction with either an affiliate of the Company or a person familiar with the operations of the Company. There was no general solicitation of potential purchasers, rather, securities were offered only to persons known by directors, employees or agents of the Company. The Company also made available to prospective purchasers general information about the business, including financial statements and other information that might be requested. The issued securities were deemed "restricted" as defined by the Act and all certificates representing the issued securities bore appropriate restrictive legends. Accordingly, the issuances were made in transactions not involving a public offering and were exempt from registration under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this annual report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

Overview

         Since 1997, the Company has been engaged in developing and applying its technology for the efficient recovery, separation and purification of metals from various aqueous streams of source material. The Company intends to produce these metals and metal products in facilities wholly owned and operated by the Company or in facilities jointly owned and operated with other third party principals. Such facilities may be limited to the placement of integrated engineering hardware and MR3 technology components in a leased building or a specially built plant corresponding to a unique project requirement. The resultant manufactured products are then offered for sale to metals and specialty chemical commodities-brokers and other client end-users. Where feasible, the Company also plans to license its technology to third parties in consideration for licensing fees and possible revenue sharing arrangements. In addition, the Company may elect to charge contract fees for various waste removal and remediation services related to its proprietary technology.

         The Company is presently a development stage company and has incurred losses from its inception through December 31, 2002. From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana and generated only limited revenues during that period. In fourth quarter of 2001, the Company discontinued operation of the Butte facility for economic reasons.

         In June 2002, the Company entered into a Metals Extraction Agreement with Consolidated Empire Gold, Inc., of Evergreen, Colorado, to process gold from the gold tailings located at an old mining site, the Grace Gold Mine Complex in Empire, Colorado. On October 23, 2002, the Company entered into an expanded ten-year Metals Extraction Agreement with Consolidated Empire Gold, Inc., which included the processing of the gold ore. The Company is currently seeking experienced mining partners to provide the conventional mining services necessary to collect and transport the base raw materials used as the source for metals extraction processing. Management provides no assurances that such adequate partnership arrangements can be consummated in a timely manner.

         In May 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd, a BVI Company, to commercialize the MR3 Technology in certain jurisdictions of Canada, Australia, Asia and the Middle Eastern Territories. Under the agreement and pursuant to a technology license, MR3 transfers right, title, and interest in and to both the tangible and the intangible property constituting MR3's technology for use within the designated territories. Both parties agree to share all the distributable profits resulting from the use of the MR3 technology to which they are collectively entitled on a 50%-50% basis.

         Further detail and discussion of these two projects are provided under the Current Operations section of Item 1 of this annual report.

Results of Operations

         Information is presented for the Company's most recent two fiscal years ended December 31, 2002.

Fiscal year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

         The Company recognizes revenue when manufactured product is shipped to a customer or at the time other services are rendered. The Company did not realize any revenues from its waste processing and recovery operations during fiscal year 2002 as the Company elected to discontinue its processing operations in Butte, Montana and relocate its facility to Lakewood, Colorado to take advantage of potentially more lucrative prospects. The Company realized revenues of $57,749 in fiscal year 2001 primarily from the sale of pure liquid zinc sulfate resulting from its waste processing operations in Butte.

         Cost of goods sold for 2002 amounted to $87,802 as compared to $387,635 for $2001. The components that make up cost of goods sold include, but are not limited to chemicals and materials used in the processing of wastes, rent at the site processing facility, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities. Cost of sales for 2001 represented expenses incurred for the full fiscal year of operations in Butte, Montana while those in 2002 represented certain costs associated with the ramping down of operations in Butte and $30,000 of accrued expenses related to an environmental compliance matter. Gross margin for fiscal year 2002 amounted to a loss of $87,802 as compared to a loss of $329,886 for fiscal year 2001. Given the lack or revenues in 2002 and the disparate degree of operations, comparison of gross margin over the two periods is not meaningful.

         General operating expenses--less depreciation, amortization and consideration for impairment loss--declined 8.5% from $753,936 in fiscal year 2001 to $689,478 for the comparable period in 2002. The decline is primarily attributable to a decrease in personnel and office expenses related to the discontinuance of the Butte, Montana operations and a decrease in rent associated with the closure of the Pittsburg office. The decline in general operating expenses from 2001 to 2002 was offset somewhat by an increase in professional and consulting services, notably including $75,000 in amortized expense related to Synergy International. Research and development expenses remained comparable over the two periods and amounted to $129,921 for 2002 as compared to $136,365 for 2001.

         Depreciation and amortization decreased substantially in 2002 to a level of $4,015 as compared to $70,501 for the comparable period in 2001. The difference is directly attributed to the material write-off of certain property and equipment at the beginning of 2002.

         The Company recorded an extraordinary expense item of $202,907 under operating expenses for 2002. The expense item related to the valuation of property and equipment in light of the closure of the Company's Butte, Montana facility. Some equipment was designated for sale, while other equipment and property were scheduled for transfer to Lakewood. Upon review of the state of the property and equipment, it was determined that certain MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets. Consequently, the carrying value of MR3 property and equipment was written down and an impairment loss in the amount of $202,907 was included in operating expenses during the year ended December 31, 2002. There was no such write down of property and equipment in 2001.

         The Company recorded net interest expense of $53,863 in 2002 and $20,749 for 2001. Interest expense related primarily to accrued interest on notes payable to shareholders, related parties and other third party holders of debt instruments. The Company expects its interest expense to increase in fiscal year 2003 with the addition of certain convertible debentures and other debt instruments. In 2002, The Company realized a gain on the sale of certain equipment and recorded $27,515 in other income for the period. In 2001, the Company recorded a one-time charge of $23,000 related to a stock issuance matter.

         The Company's net loss for fiscal year 2002 declined 15.6% to $1,011,350 as compared to $1,198,072 for fiscal year 2001. The decrease was primarily attributed to the decline in cost of goods sold from $387,635 in 2001 to $87,802 in 2001 related to the discontinuation of the Company's Butte operations in late 2001 and the delay in the anticipated 2002 start of mining operations in Colorado. Consequently, overall operating expenses declined accordingly in 2002.

Net Operating Losses

         At December 31, 2002, 2001, and 2000, the Company has available approximately $7,140,000, $6,525,000,and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. At December 31, 2002, 2001, and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with certain shareholders. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund its current and future projects and its abilities to meet its cash and working capital needs

         At December 31, 2002, the Company had a working capital deficit of $1,151,612 compared to a working capital deficit of $931,485 at December 31, 2001. The 19.5% increase in working capital deficit is primarily attributed to a $165,506 increase in accounts payable and a $124,708 increase in accrued expenses related to general operations of the Company's business activities. The increase in working capital deficit was somewhat offset by a $105,000 accrual in prepaid expenses at December 31, 2002 related to the Company's public relations agreement with Synergy International. At December 31, 2002, the Company had $12,496 in cash compared to $55 at December 31, 2001. The increase in cash is attributed to receipt of funds during the fiscal year from sales of securities and various debt instruments.

         As of December 31, 2002, the Company had total assets of $295,014 and a total shareholder's holder's deficit of $1,136,947 compared with total assets of $399,468 and total stockholder's deficit of $595,520 at December 31, 2001. Total assets decreased primarily due the $202,907 impairment loss recorded in fiscal year 2002 of certain manufacturing property and equipment in connection with the closure of the Butte, Montana facility. The increase in total shareholder's deficit over the two periods is principally the net result of the increase in accumulated deficit of approximately $1 million related to the loss from operations of the Company's business activities in 2002.

         For the year ended December 31, 2002, cash used by operating activities decreased to $321,540 from $664,733 for the comparable period ended December 31, 2001. This 56.1% decrease is attributed to a decrease in overall operating expenses and corporate general and administrative expenses related to the Company's decision to close its zinc waste dust processing facility in Butte, Montana in fourth quarter 2001. The Company's operating expenses in 2002 were primarily associated with discontinuing the Butte operations and shifting its business strategy to other venues and strategic products to be processed.

         In fiscal year ended 2002, the Company realized cash flow from financing activities of $333,981 compared with $663,385 for the comparable period in 2001. In fiscal year 2002, the Company realized net proceeds (receipts less partial principal payments) from notes payable to certain shareholders of $226,000 and proceeds from the sale of common stock and the exercise of warrants of $107,981. In fiscal year 2001, the Company realized all of its cash flow from financing activities, amounting to $663,385, as a result of the sale of its common stock and the exercise of warrants. In addition, in fiscal year 2002, the Company had no cash flow provided or used by investing activities compared with net cash used by investing activities of $1,798 related the purchase of property and equipment.

         The Company leases its facilities either on a month-to-month basis without a minimum commitment or on a lease basis with certain timeframe commitments and obligations. The Company believes that its existing facilities will be sufficient to meet the Company's current needs. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms.

         Trends, Events and Uncertainties

         For the balance of fiscal year 2003, the Company anticipates meeting its cash and working capital needs primarily from the proceeds of the sale of its shares, through private placements or similar convertible debt instruments, agreements for minority positions in operating subsidiaries and limited revenues generated from operations. For fiscal year 2004, management anticipates that it will be able to sustain its business activities through its expected profitable results from operations and licensing of its technology, although it makes no assurances that such licensing opportunities will be consummated.

         At June 30, 2003, the Company had $12,968 in cash reserves. In July 2003, the Company supplemented its cash reserves through a private placement with select "accredited" investors that resulted in net proceeds to the Company of $735,000. Management deems this level of funding to be sufficient to support minimal operations for the foreseeable future. The primary and most significant expenditures for the balance of fiscal year 2003 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables and certain engineering costs related to its current operating agreements.

         Management estimates that it would require $2 million or more in financing, in lieu of other partnership or licensing arrangements, to adequately install and equip both its Lakewood processing facility and other mining requirements in connection with its Empire Gold agreement. There is no assurance that management will be able to obtain such financing or do so in a timely manner.

Effects of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement did not have a material impact on the Company's financial condition or results from operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company adopted the provisions of SFAFS No. 144 effective January 1, 2002.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

         The Company adopted SFAS 145 in the fourth quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The attached financial statements commencing on page F-1 have been audited by Pohl, McNabola, Berg & Company (formerly Berg & Company), independent certified public accountants, to the extent and for the periods set forth in their reports appearing herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's accountants, Pohl, McNabola, Berg & Company, for the reporting period.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The current Executive Officers and Directors of the Company are as follows:(1)


      Name                     Age                   Position
      ----                     ---                   --------

Randall S. Reis                61          Chairman of the Board, CEO, Secretary
                                           and Director

Bradley N. Rotter              47          President and COO

Jody J. Sitkoski               44          Senior Vice President

Gary Abreim                    61          Chief Financial Officer

Irving W. DeVoe                66          Chief Science Officer


(1) Pursuant to the terms of his employment agreement, the Company elected to terminate the employment of Mr. Larry Hopper, President and Chief Operating Officer, on March 15, 2003. On January 12, 2002, Dr. Irving DeVoe resigned his positions as Director and Chief Science Officer of the Company. Dr. DeVoe continued, however, to provide technical, management and advisory services to the Company as Chief Scientist on a consulting basis. In June 2003, Dr. DeVoe entered into an employment agreement with the Company and resumed the position of Chief Science Officer.

         There is no family relationship between any director or executive officer of the Company. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Aside from expenses to attend the Board of Directors meetings, the Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or other compensation. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

         None of the officers and /or directors of the Company are currently officers or directors of any other publicly traded corporation. None of the directors, officers, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

         The business experience of each of the persons listed above, as well other significant persons and contributors to the Company, are as follows:

         Randall S. Reis. Mr. Reis co-founded and has been Chairman of the Board and Chief Executive Officer of the Company since its inception in July 1991. Mr. Reis has over 30 years of executive level management and legal experience in entrepreneurial, private and public companies. Mr. Reis's areas of responsibility typically focused on business start-up, acquisition, IPO strategies, capital raising activities, overall business plan development and implementation, SEC compliance matters, and the negotiation of all major contracts. From 1986 to 1991, Mr. Reis was co-founder, CEO, and a director of Vitafort International Corporation ("VIT"), a publicly traded company, located in Mill Valley, CA. VIT was primarily engaged in the business of developing nutritionally enhanced food and beverage products, including vitamin fortified products for the Crystal Geyser Water Company and Power Burst, a nutritionally fortified sports drink. From 1981 to 1985, Mr. Reis was co-founder, CEO and a director of Edwards Ridge, Lt., a private California corporation, which was engaged in the business of developing multi-unit luxury single-family home real estate projects in Sausalito, CA. From 1970 to 1980, Mr. Reis was a co-founder and senior partner of Burden and Reis, a San Francisco based law firm specializing in corporate, securities, and real estate matters. Mr. Reis is a member of the California, New York and Connecticut State Bars Association, and a graduate of Amherst College (B.A.) and the Stanford School of Law (J.D.).

         Bradley N. Rotter. Mr. Rotter joined the Company on April 1, 2003 as President and Chief Operating Officer. Mr. Rotter has over 25 years of experience in the capital, commodity and securities markets where he was instrumental in arranging financing for various companies including public and private placement of debt and equity, as well as other financing instruments. From 1988 to the present, Mr. Rotter has served as a principal officer and/or managing partner of various equity and specialty-financing companies, including Point West Capital Corporation, a San Francisco based publicly traded entity; and the Echelon Group and Presage Corporation, both privately operated companies based in San Francisco. In recognition of one innovative securitization, Mr. Rotter was awarded the Private Deal of the Year Award in 1995 by the Investors Dealers Digest publication. Mr. Rotter currently serves on the board of directors of Authentisure, a privately held company located in San Francisco involved in the business of digital authentication. Mr. Rotter's undergraduate education was at the United States Military Academy at West Point and he holds an MBA degree from the University of Chicago.

         Gary Abreim. Mr. Abreim assumed the role of Chief Financial Officer on April 1, 2003. From first quarter 2001 through 2002, Mr. Abreim provided financial consulting services to the Company from time to time on an as needed basis. From 1999 to the present, Mr. Abreim worked as a business development consultant and interim chief financial officer to various early stage private companies. His emphasis was in the areas of financial reporting, planning, systems implementation and monitoring, cash management, asset recovery and workouts. Prior to that, from 1990 to 1999, Mr. Abreim was Chief Financial Officer of Ally Capital Group; a California based private asset management company, merchant bank and SBIC, where he was responsible for managing the multiple operating functions, financial reporting and regulatory compliance for $70 million of portfolio assets. Mr. Abreim is also Treasurer of Arete Relief Services; a Northern California based registered charity that provides medical, educational, and hunger relief in less developed countries. Mr. Abreim received his BS and MBA degrees from UCLA in California. He also achieved his CPA certificate in 1967 while working with Arthur Andersen & Co, but is not presently certified.

         Jody J. Sitkoski. Mr. Sitkoski joined the Company in January 2003 as Senior Vice President. Prior to that, he provided advisory services to the Company from time to time over a five-year period as a consequence of his being an original shareholder of MR3, Inc., the predecessor to MR3 Systems, Inc. Along with providing technical and mechanical guidance on mining operations, Mr. Sitkoski was instrumental in identifying potential candidate projects for the Company's technology and was principally involved in any subsequent negotiations. Mr. Sitkoski brings to the Company over 20 years of hands on business experience in mining facilities construction and maintenance; and environmental technology processes including electro coagulation systems, UV, ozone, EC Fuel for municipal waste water/ drinking water system cleaning, landfill leaching, industrial waste water and precious metal/rare earth mine processes for metals extraction and the purification of mining concentrates. For the past five years Mr. Sitkoski has been self-employed as a private real estate developer and personal investor. Mr. Sitkoski received an Associate degree in Computer Science from Control Data Institute in Milwaukee, Wisconsin and holds numerous real estate certifications in real estate law, development and brokerage.

         Irving W. DeVoe, Ph.D. Dr. DeVoe currently serves as the Chief Science Officer of the Company and is the inventor of the MR3 technology and author of 26 U.S. and International patents. He has over nineteen years of experience in technology development, management, and direct supervision of R&D operations related to hazardous chemical technology. Dr. DeVoe joined the Company in October 1997 in connection with the acquisition of MR3, Inc., the predecessor to MR3 Systems, Inc. In January 2002, due to the limited operations of the Company at the time, Dr. DeVoe elected to resign his positions as a Director and Chief Science Officer of the Company. He continued to fulfill the duties of Chief Scientist of the Company, as a principal consultant from leased laboratory facilities in Salem, Massachusetts. From 1993 to 1995, Dr. DeVoe was engaged as a technical consultant to Metanetix Technical Services ("MTS"), a subsidiary of Hariston, Inc., a British Columbia public company. MTS was located in Butte, Montana and provided engineering process design R&D services for Metanetix Corporation, also a subsidiary of Hariston, Inc. From 1991 to 1993, he founded and acted as President of DeVoe Environmental Laboratory ("DVL"), a private company located in Palm Springs, California. DVL was created to design, construct, deliver and operate a pilot plant facility to provide soil cleaning technology and services for the Toronto Harbor Commission. Formerly a Research Associate at Argonne National Laboratory, U.S. Atomic Energy Commission, Dr. DeVoe has acted as a consultant to government and industry, has made numerous contributions to scientific journals, and has been an invited speaker at scientific symposia throughout the world. He earned a B.S. degree from Aurora University and a Ph. D. from the University of Oregon Medical School. Dr (Oregon Health Science University). Dr. DeVoe was also awarded a Post Doctorate Fellow from the National Research Council of Canada in 1969.

         Other Senior Management, Significant Persons and Contributors

David DeVoe. Mr. DeVoe, age 39, joined the Company in May of 2003 and assumed the role of Vice President of Plant Development and Operations. Mr. DeVoe has fifteen years of experience in project development, management, and operations experience. From September 1999 to May 2003, Mr. DeVoe was employed as an airline pilot with Sierra Pacific Airlines, Inc. and Ryan International Airlines, Inc. During the period 1997 to 2001, Mr. DeVoe was also employed by Jet Tech International, Inc., as a FAA certified flight instructor and FAA certified Part 142 instructor for the Boeing 737 aircraft. From 1996 to 1997, he served a project superintendent for Cameron Luxury Homes, Inc., located in Scottsdale, Arizona, for which he managed multiple high-end custom home projects from cost work-up to completion. From 1993 to 1995, Mr. DeVoe was employed as a project manager for Kelley Resource Recovery Corporation located in Butte, Montana. In this position he supervised installation of a $10 million metals extraction and metal salts chemical plant. In addition, Mr. DeVoe managed production operations including, but not limited to the coordination of chemical process optimization, training and scheduling of operations, preventative maintenance, quality control and construction personnel. Mr. DeVoe studied chemical engineering at the University of New Brunswick and received a Bachelor of Business Administration degree from Southern California University.

Samir Gad. Mr. Gad has provided management, business and financial consulting services to the Company since 1999. Mr. Gad has international business experience in the world optical market. From 1979 to 1986 he held sales related positions with two of the five major U.S. contact lens manufacturers, including Eastern Regional Manager with Bausch & Lomb Canada. In 1986 he launched his own contact lens distribution business based in Montreal, Quebec. Mr. Gad established strategic relationships with associates in the United States, Europe and the Middle East, including founding and establishing the first independent European contact lens distributor based in Paris, France. Mr. Gad also distributed contact lenses from a U.S. based company, Imperial Optical, Inc. As President and CEO of Imperial Optical, he has evolved his company's focus from classical contact lens distribution practices to more innovative relationships including exclusive distribution agreements with buying groups and joint ventures leading to the launching of private label disposable lenses. In addition to Imperial Optical's core business activity, it also holds an exclusive agency agreement with one of the five major U.S. contact lens manufacturers for its management of the entire Middle Eastern region including the Arab Gulf area. Mr. Gad is a graduate of the Microbiology and Immunology Department, Faculty of Medicine, McGill University.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

Audit Committee

         As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, our Board of Directors has conducted the respective role of an audit committee. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide and open avenue of communication among the independent accountants, management and the board of directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table indicates certain compensation information for the Chief Executive Officer, President and Chief Operating Officer and Chief Science Officer (collectively referred to as the "Named Executive Officers"). Compensation data for other executive officers is not presented in the table because aggregate compensation for such executive officers does not exceed $100,000 for services rendered in all capacities during the fiscal year. This information provided below includes the dollar value of base salaries, bonus awards, the number of SARs/options granted, and certain other compensation, if any.

                           Summary Compensation Table

                                                              Long Term Compensation Awards
                                                              -----------------------------

                        Annual Compensation                        Awards             Payout
                        -------------------                 -------------------     ----------
                                                            Restricted    LTIP      Securities    All Other
       Name and                                               Stock       Pay-      Underlying     Compen-
  Principal Position      Year      Salary    Bonus   Other   Awards      out        Options/      sation
  ------------------      ----      ------    -----   -----                            SARs          ($)
                                      ($)      ($)     ($)                              (#)
Randall S. Reis           2002       79,730                                                --
Chairman & Chief          2001       47,594                                                --
Executive Officer(1)      2000      122,500                                                --
Larry J. Hopper           2002       11,929                                                --
President, COO,           2001       25,500                                                --
and Senior Vice           2000       28,000                                           500,000
President(2)
Irving W. DeVoe           2002       35,000                                           998,884
Chief Science Officer     2001       37,000                                         1,774,067
and Director(3)           2000      120,000                                           967,138

------------------

(1) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $6,176, $37,906 and $25,500, respectively. Mr. Reis'
         employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Mr. Reis has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation.

(2) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $122,066, $46,566 and $0, respectively. On January 15, 2003, pursuant to Mr. Hopper's employment agreement, he was provided with a 60-day notice of employment termination. Securities underlying options include warrants granted during the noted period at $0.25 per share with a five-year exercise period.

(3) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $64,000, $51,000 and $28,000, respectively. Dr. DeVoe's employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Dr. DeVoe has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants
                                -----------------

                             Number of       % of Total
                            Securities      Options/SARs
                            Underlying       Granted to
                           Options/SARs     Employees in     Exercise or Base     Expiration
       Name                 Granted (#)      Fiscal year     Price ($/Share)         Date
Irving W. DeVoe                998,884         38.73%             $ 0.10          12/31/2007

Jody Sitkoski, VP(1)            30,000         01.16%             $ 0.15          12/29/2007

Gary Abreim, CFO(2)          1,000,000         38.77%             $ 0.03          12/31/2007

(1) At the time of the grant, Mr. Sitkoski was not a designated officer of the Company, but became a Senior Vice President in January 2003.

(2) At the time of the grant, Mr. Abreim was not a designated officer of the Company, but became the Chief Financial Officer in April 2003.


                 Aggregated Option Exercises in Last Fiscal Year

                                 None exercised.

Employment Agreements

         In January 2003, the Company entered into a three-year employment agreement with Jody J. Sitkoski for the position of senior vice president. Upon completion of the initial three-year term, the employment agreement automatically renews on a month-to-month basis until terminated or until the parties negotiate a new term. During the first year of the initial agreement, Mr. Sitkoski will be paid an annual sum of $75,000. During the second and third year of this agreement, Mr. Sitkoski will be paid a base salary equal to 80% of the salary paid by the Company to its highest-paid employee, but no less than $75,000 per year. Either the Company or Mr. Sitkoski may terminate the agreement with or without cause or reason with 60-calendar day's written notice to the other party. In connection with this employment agreement, Mr. Sitkoski was granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of five cents ($0.05) per share. Such options immediately vest upon his execution of the agreement. Mr. Sitkoski was also granted options to purchase an additional 2,000,000 shares at an exercise price of fifteen ($0.15) per share, which vest immediately upon completion of the initial three-year term of the agreement.

         In second quarter 2003, the Company entered into three-year employment agreements with Randall S. Reis, the Company's Chairman and CEO and Bradley N. Rotter, the Company's President and Chief Operating Officer. Upon completion of the three-year term, the employment agreements automatically renew on a month-to-month basis until terminated or until the parties negotiate a new term. The agreements specify an annual salary of $120,000 for Mr. Reis and Mr. Rotter, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Mr. Reis and Mr. Rotter receive an automobile allowance of $500 per month and are reimbursed for ordinary and necessary expenses incurred in performance of their duties on behalf of the Company. Either the Company or the employed party may terminate the agreement with without cause or reason with 60-calendar days written notice to the other party. Upon termination of the employee's agreement by the Company without cause, the Company is obligated to pay the employee his then base salary for six (6) months at the rate of the base salary then in effect, which six month period shall begin on the effective date of the termination.

         As further consideration for entering into the employment agreement, Mr. Reis was granted 1,000,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of ten cents ($0.10) for a five-year period. Mr. Rotter was granted 3,000,000 warrants, vesting immediately, at a price of $0.10 for a five-year period. Mr. Rotter was also granted an additional 3,000,000 warrants at a price of $0.10 for a five-year period, which vest at a rate of 83,334 warrants per month for the three-year term of the agreement. Monthly vesting of the 3,000,000 warrants to accelerate to 166,667 warrants per month for each month following the month in which the Company either; (i) sells its first bar of gold produced in a commercial MR3 gold extraction facility, or (ii) receives its first revenue from a license sale.

         In June 2003, the Company entered into a three-year employment agreement with Dr. Irving DeVoe, who is employed as Chief Science Officer and is the inventor of the MR3 technology. The agreement specifies an annual salary of $120,000 for Dr. DeVoe, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Dr. DeVoe receives an automobile allowance of $500 per month and is reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. Also, during the term of the agreement, the Company is obligated to pay Dr. DeVoe an annual royalty equal to 5% of the net profits of the Company received from the sale or utilization of its MR3 technologies during each of the Company's fiscal years ending December
31. Such royalties shall be paid on or before January 31 of each year covered by the agreement, and shall terminate once a cumulative total of $2,500,000 in royalties has been paid to Dr. DeVoe. The agreement further specifies that Dr. DeVoe may not compete with the Company or any of its affiliates in the offer, sale or marketing of products or services that are competitive with the products or services offered by the Company, during the term of the agreement or for a six month period following termination of the agreement.

         Effective December 31, 2002, Dr. DeVoe waived any and all rights previously granted to him pursuant to an Antidilution Agreement entered into with the Company on October 19, 1999. In exchange for the waiver, the Company agreed to issue Dr. DeVoe 200,000 shares of the Company's restricted common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, to the best knowledge of the Company, as of June 30, 2003, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the executive officers named in the Summary Compensation Table above and (d) all current directors and executive officers as a group.

         Information as to beneficial ownership is based upon statements furnished to the Company by such persons. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals named below is c/o MR3 Systems, Inc., 435 Brannan Street, Suite 200, San Francisco, California 94107.

 Name and Address                   Amount and Nature              Percent of
of Beneficial Owner                of Beneficial Owner              Class (1)
-------------------                -------------------              ---------

Randall S. Reis *                      6,621,687 (2)                   9.68%

Irving W. DeVoe*                       6,983,489 (3)                  10.21%
45 Congress St.
Salem, MA 01970

Bradley N. Rotter *                    6,666,665 (4)                   9.75%

Gary Abreim *                          1,271,950 (5)                   1.86%

David DeVoe *                            350,000 (6)                   0.51%

Jody Sitkoski *                        1,196,666 (7)                   1.75%

Steven M. Schorr                       5,278,181 (8)                   7.72%
P.O. Box 2120
Kihei, HI 96753

Mel Kelm                               5,783,357 (9)                   8.46%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Zevtec Canada, Inc.                    3,714,287 (10)                  5.43%
Mr. Michael Cartmel
1055 West 14th street
N. Vancouver, BC V7P 3P2

All directors and executive           23,090,457 (11)                 33.77%
officers as a group

------------------

         * Director and/or executive officer or executive management

(1) Based upon 49,221,171 shares of common stock outstanding on June 30, 2003, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 19,157,147 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 68,378,318 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

(2) Includes 1,000,000 shares that may be acquired by Mr. Reis pursuant to the exercise of warrants priced at $0.10 per share and expiring 5/1/08.

(3) Includes 5,440,089 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 through 12/31/07.

(4) Includes 4,166,665 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced between $0.10 to $0.25 per share and expiring during the period 2/11/06 through 8/1/08.

(5) Includes 1,000,000 shares that may be acquired by Mr. Abreim pursuant to the exercise of warrants priced at $0.03 per share and expiring 1/1/08.

(6) Includes 350,000 shares that may be acquired by Mr. David DeVoe pursuant to the exercise of warrants priced between $0.10 and $0.20 per share and expiring during the period 4/30/07 and 5/18/08. Mr. DeVoe is the son of Dr. Irving DeVoe, the Chief Science Officer of the Company.

(7) Includes 1,065,000 shares that may be acquired by Mr. Sitkoski pursuant to the exercise of warrants priced between $0.05 and $0.20 and expiring during the period 2/25/05 and 1/1/08.

(8) Includes 1,590,439 shares that may be acquired by Mr. Schorr pursuant to the exercise of warrants between $0.07 and $0.10 and expiring during the period 11/30/04 and 09/1/07.

(9) Includes 830,667 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced between $0.02 and $0.05 and expiring during the period 7/15/06 and 5/9/07.

(10) Includes 2,785,715 shares that may be acquired by Zevtec Canada, Inc. pursuant to the exercise of warrants priced at $0.07 and expiring during the period 10/1/07 and 4/10/08. Also includes 928,572 shares that may be acquired through the conversion of various convertible notes priced at $0.07 and expiring during the period 10/1/07 and 04/10/08.

(11) Includes 12,921,754 shares that may be acquired by the Company's directors or executive officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 10/30/04 and 5/18/08.

         As of the date thereof, there are no known arrangement, agreements or understandings that may at a later date result in a change in control or delay in change in control of the Company. On October 19, 1999, the Company entered into agreements with Dr. Irving DeVoe and David Blythe, an employee, to grant them anti-dilution protection against any further stock issuances by the Company. Mr. Blythe's anti-dilution rights expired on June 1, 2001 with his termination as an employee. On June 14, 2003, Dr. DeVoe entered into a new employment agreement with the Company concurrent with which he waived his anti-dilution rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning grater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individual's immediate family, except as set forth below:

         During 2002, the Company granted warrants to purchase common shares of the Company's stock to certain officers. The warrants were issued in consideration for services rendered, or expected to be rendered to the Company.

         In December 2002, the Company entered into a $15,000 note payable to Mr. Jody Sitkoski in connection with an aggregate $500,000 financing with various other unrelated parties. The note payable accrues interest at 12% per annum and carries two five-year warrants priced at fifteen cents ($0.15) per share. In addition, Mr. Sitkoski will receive a portion of the net income from sales of gold product from the Lakewood processing facility (see further disclosure in Royalty or Revenue Sharing Agreements).

         In January 2003, the Company granted Mr. Jody Sitkoski, Vice President, 3 million warrants to purchase common shares of the Company's common stock at a price of fifteen cents ($0.15) per share. 1 million of the warrants vested immediately and the balance of 2 million warrants vest as of 12/31/2005.

         In April 2003, the Company granted Mr. Bradley Rotter, President and COO as of April 2003, 6 million warrants to purchase common shares of the Company's stock at a price of ten cents ($0.10) per share. 3 million warrants vest immediately and the balance of 3 million warrants vest, beginning April 1, 2003, at a rate of 83,333 per month until such time as the Company sells its first gold bar from production or receives revenue from a license sale. At that point the vesting schedule increases to a rate of 166,666 per month.

         In June 2003, in connection with Dr. Irving DeVoe's waiver of his anti-dilution agreement with MR3, the Company granted him 200,000 shares of restricted common stock of the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

2.0*     Plan and Agreement of Reorganization, dated October 3, 1997

3.1*     Articles of Incorporation of Company, filed July 3, 1991

3.2* Certificate of Amendment of Articles of Incorporation of Company, filed March 9, 1992

3.3* Amended and Restated Articles of Incorporation of Company, filed February 26, 1997

3.4* Certificate of Incorporation of Emarethree Corporation, a wholly owned subsidiary of the Company, filed June 8, 2000

3.5* Amended and Restated Certificate of Incorporation of Emarethre Corporation changing name to MR3 Systems, Inc., filed March 31, 2000

3.6* Delaware Certificate of Ownership and Merger Merging Bioponic International into MR3 Systems, Inc. filed, April 28, 2000

3.7* By-Laws of MR3 Systems, Inc., filed as Exhibit to Form 10-SB dated February 12, 2001

10.1     Randall S. Reis Employment Agreement, dated May 1, 2003

10.2     Irving W. DeVoe Employment Agreement, dated June 13, 2003

10.3     Jody J. Sitkoski Employment Agreement, dated January 1, 2003

10.4     Bradley N. Rotter Employment Agreement, dated April 1, 2003

10.5 MR3 Metals Extraction Agreement between the Company and "CEG", dated October 23,2002.

10.6 Amendment #1, dated May 1, 2003, to the MR3 Metals Extraction Agreement between the Company and "CEG" dated October 23, 2002.

10.7 MR3 Technology Acquisition Agreement between the Company and Linsa Associates, Ltd., dated April 10, 2002.

10.8 Amendment #1, dated October 28, 2002, to the MR3 Technology Acquisition Agreement between the Company and Linsa Associates, Ltd., dated April 10, 2002.

10.9 MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.

10.10 Amendment #1, dated May 6, 2003, to the MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.

21.1     Subsidiary of the Company

23.1     Consent of Pohl, McNabola, Berg & Company

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.


Reports on Form 8-K

The Company filed no reports on Form 8-K during the last twelve months of its fiscal year ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out pursuant to the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer. Based upon that evaluation and consistent with the size of the current organization, our Chief Executive Officer concluded that our disclosure controls and procedures are effective alerting management in a timely manner to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date our evaluation was carried out.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MR3 Systems, Inc.

Date:  August 15, 2003
                                        By: /s/ RANDALL S. REIS
                                            ------------------------------------
                                            Randall S. Reis
                                            Chief Executive Officer and Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                        Title                        Date
        ---------                        -----                        ----

/s/ RANDALL S. REIS            Chief Executive Officer and       August 15, 2003
------------------------       Chairman of the Board
Randall S. Reis

/s/ BRADLEY N. ROTTER          President and Chief Operating     August 15, 2003
------------------------       Officer
Bradley N. Rotter

/s/ GARY ABREIM                Chief Financial Officer           August 15, 2003
------------------------
Gary Abreim

                                MR3 SYSTEMS, INC

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000







                                 C O N T E N T S
                     --------------------------------------





    Report of Independent Certified Public Accountants                      F-1

    Balance Sheets                                                          F-2

    Statements of Operations                                                F-3

    Statements of Shareholders' Equity                                      F-4

    Statements of Cash Flows                                          F-5 - F-6

    Notes to Consolidated Financial Statements                        F-7 - F-35


                                      -42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
MR3 Systems, Inc

We have audited the balance sheets of MR3 Systems, Inc, as of December 31, 2002, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MR3 Systems, Inc, as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 20, 2003

                                MR3 SYSTEMS, INC
                                 BALANCE SHEETS
                        DECEMBER 31, 2002, 2001, AND 2000


                                                                       2002           2001           2000
                                                                   -----------    -----------    -----------
ASSETS
   Cash                                                            $    12,496    $        55    $     3,201
   Accounts receivable                                                      --             --          9,167
   Inventory                                                                --             --         18,355
   Prepaid expenses                                                    105,000             --             --
                                                                   -----------    -----------    -----------

       Total current assets                                            117,496             55         30,723
                                                                   -----------    -----------    -----------

   Property, equipment and leaseholds,
     net of accumulated depreciation and amortization                  113,029        325,951        387,625
   Intangible assets, net of accumulated amortization                   55,992         55,992         63,021
   Property held for sale                                                6,000             --             --
   Deposits                                                              2,497         17,470          3,818
                                                                   -----------    -----------    -----------

       Total non-current assets                                        177,518        399,413        454,464
                                                                   -----------    -----------    -----------

         TOTAL ASSETS                                              $   295,014    $   399,468    $   485,187
                                                                   ===========    ===========    ===========


LIABILITIES

   Accounts payable                                                $   526,731    $   361,125    $   212,949
   Payroll taxes payable                                               196,696        168,406        115,271
   Accrued expenses                                                    302,819        178,111         97,139
   Note payable                                                         84,254         84,254         84,254
   Short term notes payable                                            158,608        139,644        128,767
                                                                   -----------    -----------    -----------

       Total current liabilities                                     1,269,108        931,540        638,380
                                                                   -----------    -----------    -----------

   Long term notes payable                                              99,405             --             --
   Liabilities related to discontinued division                         63,448         63,448         63,448
                                                                   -----------    -----------    -----------

       Total long term liabilities                                     162,853         63,448         63,448
                                                                   -----------    -----------    -----------

         TOTAL LIABILITIES                                           1,431,961        994,988        701,828
                                                                   -----------    -----------    -----------

SHAREHOLDERS' DEFICIT
   Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 48,382,171 shares in 2002,
     40,483,101 shares in 2001, and 31,909,010 shares in 2000          483,822        404,831        319,090
   Preferred stock: 5,000,000 shares authorized; par value $0.01
     Series A, 1,250,000 shares authorized; issued and
     outstanding 245,464 shares in 2002, 259,214 shares
     in 2001, and 320,839 shares in 2000                                 2,455          2,592          3,208
   Additional paid-in capital                                        7,403,600      7,012,531      6,277,663
   Accumulated deficit                                              (9,026,824)    (8,015,474)    (6,816,602)
                                                                   -----------    -----------    -----------

         Total shareholders' deficit                                (1,136,947)      (595,520)      (216,641)
                                                                   -----------    -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $   295,014    $   399,468    $   485,187
                                                                   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                  2002            2001            2000
                                              ------------    ------------    ------------
Income
  Sales                                       $         --    $     57,749    $    130,566
  Cost of goods sold                                87,802         387,635         288,267
                                              ------------    ------------    ------------

         Gross margin                              (87,802)       (329,886)       (157,701)
                                              ------------    ------------    ------------

Operating Expenses
  Research and development                         129,921         136,365         481,598
  Mining expenses                                   59,449              --              --
  Office expenses                                   67,243         137,682          94,357
  Personnel expenses                               146,867         204,032         275,185
  Outside services and professional fees           244,642         212,407         195,274
  Rent                                              41,356          63,450          20,200
  Impairment loss                                  202,907              --              --
  Depreciation                                       4,015          63,472          58,772
  Amortization                                          --           7,029           7,030
                                              ------------    ------------    ------------

         Total operating expenses                  896,400         824,437       1,132,416
                                              ------------    ------------    ------------

Other (Income) and Expenses
  Interest (income) and expense                     53,863          20,749          57,112
  Other (income) and expense                       (27,515)         23,000           6,491
                                              ------------    ------------    ------------

         Total other (income) and expense           26,348          43,749          63,603
                                              ------------    ------------    ------------

            Net loss before taxes               (1,010,550)     (1,198,072)     (1,353,720)
                                              ------------    ------------    ------------

            Provision for income taxes                 800             800             800
                                              ------------    ------------    ------------

Net loss                                      $ (1,011,350)   $ (1,198,872)   $ (1,354,520)
                                              ============    ============    ============


  Loss per share:
            Basic - continuing operations     $      (0.02)   $      (0.03)   $      (0.05)
                                              ============    ============    ============
            Diluted - continuing operations   $      (0.02)   $      (0.03)   $      (0.05)
                                              ============    ============    ============

  Weighted average number of shares:
            Basic                               44,061,503      37,393,288      28,647,119
                                              ============    ============    ============
            Diluted                             44,061,503      37,393,288      28,647,119
                                              ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                        Common                      Preferred
                                        Stock                         Stock               Additional
                              --------------------------    --------------------------      paid-in      Accumulated
                                Shares         Amount         Shares         Amount         Capital        Deficit         Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999      24,870,964    $   248,710        556,455    $     5,565    $ 4,895,877    $(5,297,786)   $  (147,635)

Sale of common stock            5,284,739         52,847             --             --      1,099,622             --      1,152,469

Conversion of preferred stock
into common stock                 235,616          2,356       (235,616)        (2,356)            --             --             --

Conversion of notes payable
into common stock                 200,000          2,000             --             --         18,000             --         20,000

Exercise of warrants into
common stock                    1,313,859         13,139             --             --        118,248             --        131,387

Shares repurchased of
warrants exercised                (58,668)          (587)            --             --       (125,800)            --       (126,387)

Compensation recognized on
options granted                        --             --             --             --        217,341             --        217,341

Warrant issuance                       --             --             --             --         30,000             --         30,000

Common stock issued for
services                           62,500            625             --             --         24,375             --         25,000

Dividends-in-kind                      --             --             --             --             --       (164,296)      (164,296)

Net loss                               --             --             --             --             --     (1,354,520)    (1,354,520)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2000      31,909,010    $   319,090        320,839    $     3,208    $ 6,277,663    $(6,816,602)   $  (216,641)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


Sale of common stock            8,175,016         81,750             --             --        581,635             --        663,385

Conversion of preferred stock
into common stock                  61,625            616        (61,625)          (616)            --             --             --

Compensation recognized on
options granted                        --             --             --             --        134,960             --        134,960

Common stock issued for
services                          337,450          3,375             --             --         18,273             --         21,648

Net loss                               --             --             --             --             --     (1,198,872)    (1,198,872)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2001      40,483,101    $   404,831        259,214    $     2,592    $ 7,012,531    $(8,015,474)   $  (595,520)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


Sale of common stock            3,592,523         35,925             --             --         70,555             --        106,481

Conversion of preferred stock
into common stock                  13,750            138        (13,750)          (138)            --             --             --

Conversion of notes payable
into common stock               1,866,667         18,667             --             --         35,333             --         54,000

Conversion of accrued interest
into common stock                  46,130            461             --             --            922             --          1,383

Exercise of warrants into
common stock                       50,000            500             --             --          1,000             --          1,500

Compensation recognized on
options granted                        --             --             --             --         44,096             --         44,096

Warrant issuance                       --             --             --             --         99,463             --         99,463

Common stock issued for
services                        2,330,000         23,300             --             --        139,700             --        163,000

Net loss                               --             --             --             --             --     (1,011,350)    (1,011,350)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2002      48,382,171    $   483,822        245,464    $     2,455    $ 7,403,600    $(9,026,824)   $(1,136,947)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                            2002           2001           2000
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(1,011,350)   $(1,198,872)   $(1,354,520)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                            4,015         70,501         65,802
     Net loss on write-down of property and equipment       202,907             --             --
     Compensation expense on stock options granted           44,096        134,960        217,341
     Amortization of warrant issuance                        33,868             --         30,000
     Shares issued for Services                             163,000         21,648         25,000

   Changes in assets and liabilities
     Accounts receivable                                         --          9,167         (4,652)
     Inventory                                                   --         18,355          1,602
     Prepaid expenses and deposits                          (90,027)       (13,652)        25,274
     Accounts payable                                       165,606        148,176         79,903
     Payroll taxes payable                                   28,290         53,135         26,894
     Accrued expenses                                       124,708         80,972       (133,854)
     Accrued interest on shareholder notes                   13,347         10,877         11,198
     Liabilities related to discontinued division                --             --        (36,752)
                                                        -----------    -----------    -----------
       Net cash used by operating activities            $  (321,540)   $  (664,733)   $(1,046,764)
                                                        -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                 $        --    $    (1,798)   $  (108,442)
                                                        -----------    -----------    -----------

       Net cash used by investing activities            $        --    $    (1,798)   $  (108,442)
                                                        -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable-shareholders             $   247,000    $        --    $        --
   Principal payments on notes payable-shareholders         (21,000)            --             --
   Proceeds from sale of common stock and warrants          107,981        663,385      1,157,469
                                                        -----------    -----------    -----------

       Net cash provided by financing activities        $   333,981    $   663,385    $ 1,157,469
                                                        -----------    -----------    -----------

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                               2002               2001               2000
                                                         ----------------   ----------------   ----------------
        Increase (decrease) in cash and short-term
        investments                                      $         12,441   $         (3,146)  $          2,263
                                                         ----------------   ----------------   ----------------

        Balance at beginning of year                                   55              3,201                938
                                                         ----------------   ----------------   ----------------

        Balance at end of year                           $         12,496   $             55   $          3,201
                                                         ================   ================   ================



 Supplemental disclosures:

    Cash paid for interest                               $             --   $            984   $         10,297
                                                         ================   ================   ================
    Cash paid for taxes                                  $             --   $            800   $            800
                                                         ================   ================   ================


 Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
                                                               2002               2001               2000
                                                         ----------------   ----------------   ----------------

    Conversion of notes payable into common stock        $         54,000   $             --   $         20,000
                                                         ================   ================   ================

    Conversion of accrued interest into common stock     $          1,383   $             --   $             --
                                                         ================   ================   ================

    Common stock issued for services                     $        163,000   $         21,648   $         25,000
                                                         ================   ================   ================

    Compensation expense on stock options and warrants
    granted                                              $         44,096   $        134,960   $        217,341
                                                         ================   ================   ================

    Amortization of warrant issuance                     $         33,868   $             --   $         30,000
                                                         ================   ================   ================

    Conversion of Accounts payable into Note Payable     $             --   $             --   $         84,254
                                                         ================   ================   ================

    Dividend-in-kind:
      During the year ended December 31, 2000, the net assets of the Company's discontinued division, Airponic Growing Systems, of $164,296 have been charged to the Company's accumulated deficit.

                                                               2000
                                                         ----------------
        Inventory                                        $        120,251
        Property and equipment, net                                 1,932
        Intangible assets                                          42,113
        Charge to accumulated deficit                            (164,296)
                                                         ----------------
        Total                                            $             --
                                                         ================

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies
         ------------------------------------------


Organization and line of business
---------------------------------

MR3 Systems, Inc., (formerly known as Bioponic International, Inc.), a Delaware corporation ("the Company" or "MR3") was formed in July 1991 initially for the purpose of developing, manufacturing and installing its proprietary Airponic Growing Systems ("AGS"). On October 7, 1997, Bioponic International, Inc. acquired all of the outstanding shares of MR3, Inc., a Delaware environmental technology Company, for 2,665,000 shares of the Company's stock. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. MR3, Inc. had nominal assets and liabilities on the date of acquisition. On June 8, 1999, the Company formed Emarethree Corporation, a Delaware Corporation, as a wholly owned inactive subsidiary of the Company. On March 6, 2000, the Company formed Bioponic AGS, Inc., a Delaware Corporation, as a wholly owned inactive subsidiary of Emarethree Corporation. On March 31, 2000, the Certificate of Incorporation of Emarethree Corporation was amended and restated to change its name to MR3 Systems, Inc. In April 2000, the Company completed a change of domicile from California to Delaware.

MR3 has developed processes that can selectively capture and remove metals from aqueous streams. The Company has focused its efforts on completing the development of its products and initial marketing and sales efforts. The Company's long-term objectives are to focus on the sales and development of its environmental technology and to expand the worldwide operations of MR3 by identifying and processing metal-laden source materials appropriate to its technology.

On April 29, 2000, the Company spun off its Airponic Growing Systems (AGS) division to its shareholders (shareholders of record as of January 31, 2000). The AGS division was comprised of agricultural and horticultural production, plant biotechnology and consumer products. Further, Bioponic International shareholders received one share of Bioponic AGS, Inc. for every two shares of Bioponic International as a stock dividend.

In April 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd to commercialize the MR3 Technology in certain international territories. Both parties agree to share all the distributable profits to which they are collectively entitled on a 50/50 basis.

In June 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc., of Evergreen, Colorado, to process gold from the gold tailings located at a previously mined site. On October 23, 2002, the Company entered into an expanded MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc., which included the processing of the gold ore at this site.


Basis of accounting
-------------------

The financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP").

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserve for obsolete inventory, and depreciation. Actual results could differ from those estimates.


Contingencies
-------------

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.


Cash and cash equivalents
-------------------------

For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.


Concentration of cash
---------------------

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2002, 2001 and 2000.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Revenue recognition
-------------------

The Company recognizes revenue when merchandise is shipped to a customer or at the time services are rendered. Shipping costs for delivery of the Company's products are recorded as sales revenue.

Accounts receivable and the allowance for doubtful accounts
-----------------------------------------------------------

Accounts receivable were typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary. Accounts receivable amounted to $9,167 at December 31, 2000.

The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management evaluation of collectibility of outstanding accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at December 31, 2000.

Inventory
---------

Inventory consisted principally of raw materials used in the extraction process and is stated at the lower of cost (first-in, first-out method) or market. Management reviews the quality and salability of the inventory on a periodic basis and establishes reserves based upon the lower of cost or fair market value. There was no inventory at December 31, 2002 and 2001. Inventory amounted to $18,355 at December 31, 2000.

Property and equipment
----------------------

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accepted) for tax purposes where appropriate. The estimated useful lives for significant property and equipment are as follows:


            Computer and manufacturing equipment         5-10 years

            Office furniture and fixtures                3-7 years

            Building and improvements                    3-25 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated lives of the improvements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Assets held under capital leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. There were no capital lease obligations at December 31, 2002, 2001 and 2000.


Advertising costs
-----------------

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2002, 2001, and 2000, respectively.


Basic and diluted net earnings per share
----------------------------------------

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


Income taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Fair value of financial instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.


Adoption of SFAS-133: Accounting for Derivative Instruments and Hedging
Activities
-----------------------------------------------------------------------

The Company has adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current periods financial statements


Intangible assets
-----------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company ceased amortizing the intangible value of its proprietary rights to metal extraction and separation technology and performed a transitional test of this intangible asset as of January 1, 2002. See Note 4 - "Intangible Assets." SFAS 142 requires that intangibles be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company generally determines the fair value of its intangible assets using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

The carrying value and useful lives of intangible assets are based on management's current assessment of recoverability. Management periodically evaluates whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of intangible assets using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

Intangible assets subject to amortization include purchased designs and proprietary rights for the metals extraction and separation technology capable of processing industrial wastes and other complex metal sources into pure metals and specialty chemical products.

Management determined that there was no impairment of this intangible asset during 2002.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Comprehensive income (loss)
---------------------------

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2002, 2001, and 2000, comprehensive income (loss) is equivalent to the Company's reported net income
(loss).


Deferred revenue
----------------

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "Deferred revenue."


Stock option plan
-----------------

Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS-123.

In accordance with APB-25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties. The Company's policies comply with the guidance provided by FIN No.44.


Research and development cost
-----------------------------

Research and development represent internal costs incurred in connection with the Company's testing, documenting and improving its waste recovery processes. All research and development costs are expensed when incurred.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------


Impairment of long-lived assets
-------------------------------

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Long-lived assets are reviewed whenever indicators of impairment are present and whenever the undiscounted cash flows are not sufficient to recover the related asset-carrying amount.


Segment reporting
-----------------

The FASB issued SFAS 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS 131 and determined that it operates in only one segment.


Business risks and uncertainties
--------------------------------

The Company operates in the evolving field of materials waste processing. New developments could affect both significantly and adversely existing and emerging technologies in the field.

The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to retain qualified management personnel and to raise sufficient capital to meet its operating and development needs.

While the Company is seeking financing through equity and loans, there can be no assurance that the Company will be successful in accomplishing its objectives.


Environmental costs
-------------------

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Recent accounting pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement did not have a material impact on the Company's financial condition or results from operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company adopted the provisions of SFAFS No. 144 effective January 1, 2002.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

The Company adopted SFAS 145 in the fourth quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.



2.       Spin-off
         --------

In 1999, the Company announced plans to spin off its Airponic Growing Systems business to shareholders in a taxable distribution, and the Company's board of directors approved the spin-off effective April 29, 2000, to shareholders of record as of January 31, 2000, through the issuance of shares in a new corporation, Bioponics AGS, Inc. Common shares were distributed on a basis of one share of Bioponics AGS, Inc. for every two shares of the Company's common stock. 13,734,369 common shares of Bioponics AGS, Inc. were issued to 422 shareholders.

The consolidated financial results of the Company reflect the divestiture of Airponics Growing Systems, Inc. The net assets of the discontinued segment of $164,296 are noted as follows and have been charged against the Company's accumulated deficit to reflect the spin-off:

        Inventory                             $    120,251
        Property and equipment, net                  1,932
        Intangible assets                           42,113
                                              ------------

        Total                                 $    164,296
                                              ============

Operating activity for this discontinued division was minimal during the year ended December 31, 2000.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



3.        Prepaid Expenses
          ----------------

In August 2002, the Company entered into a consulting agreement with Synergy International & Partners S.A., a Switzerland company, to provide the Company with public and investor relation services to investors throughout Europe, Asia and North America. The agreement requires the Company to make an $180,000 advance payment for the set up and organization of the market making facilities for the Investor Relation Program. Accordingly, the Company issued 2,000,000 shares of common stock at $0.07 per share with a value of $140,000 and agreed to pay the remaining balance of $40,000 in cash. These prepaid expenses are amortized monthly over a period of one (1) year. At December 31, 2002 prepaid expenses amounted to $105,000.



4.       Property and Equipment
         ----------------------

Property and equipment at December 31, 2002, 2001, and 2000 consisted of the following:


                                              2002         2001         2000
                                           ---------    ---------    ---------

    Office furniture and fixtures          $  57,810    $  70,282    $  70,282
    Computer and manufacturing equipment     119,248      471,991      470,193
    Leasehold improvements                     3,382       19,278       19,278
                                           ---------    ---------    ---------

    Total property and equipment             180,440      561,551      559,753
    Less accumulated depreciation            (67,411)    (235,600)    (172,128)
                                           ---------    ---------    ---------

    Total                                  $ 113,029    $ 325,951    $ 387,625
                                           =========    =========    =========


Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $4,015, $63,472 and $58,772, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



5.       Intangible Assets
         -----------------

Intangible Assets consisted of the following as of December 31, 2002, 2001 and 2000:

                                       2002        2001        2000
                                     --------    --------    --------
    Purchased trademarks,
    technology and other
    intangibles                      $ 76,050    $ 85,730    $ 85,730

    Accumulated amortization          (20,058)    (29,738)    (22,709)
                                     --------    --------    --------

    Total                            $ 55,992    $ 55,992    $ 63,021
                                     ========    ========    ========

Amortization expense for the years ended December 31, 2001, and 2000 was $7,029, and $7,030, respectively. There was no amortization expense for the year ended December 31, 2002.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and other Intangible Assets, which eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other valuation measures. The Company tested the value of the Purchased technology and determined that there has been no impairment of its value as of December 31, 2002.

If SFAS No. 142 had been in effect for the years ended December 31, 2001 and 2000, the Company' loss would have changed due to reduced amortization, as described below:

                                December 31, 2001
    ----------------------------------------------------------------------------

                                                    Basic amount  Diluted amount
                                      Net loss       Per share      Per share
                                     -----------    -----------    -----------
    Loss - as reported               $(1,198,072)   $     (0.03)   $     (0.03)
    Add: Amortization                      7,029             --             --
                                     -----------    -----------    -----------
    Adjusted net loss                $(1,191,043)   $     (0.03)   $     (0.03)
                                     ===========    ===========    ===========



                                December 31, 2000
    ----------------------------------------------------------------------------

                                                    Basic amount  Diluted amount
                                      Net loss       Per share      Per share
                                     -----------    -----------    -----------
    Loss - as reported               $(1,354,520)   $     (0.04)   $     (0.04)
    Add: Amortization                      7,030             --             --
                                     -----------    -----------    -----------
    Adjusted net loss                $(1,347,490)   $     (0.04)   $     (0.04)
                                     ===========    ===========    ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



6.       Impairment of Long-Lived Assets
         -------------------------------

In June 2002, the Company announced that it would close its Butte, Montana, Zinc processing plant permanently and move its equipment to Denver, Colorado to process gold under the agreement with Consolidated Empire Gold, Inc. The Company intends to sell some of its old manufacturing equipment. These assets have been reclassified as " Property held for sale" in the Company's balance sheet at December 31, 2002 and amounted to $6,000.

In 2002, property and equipment were reviewed in light of the decision to close the MR3 plant in Butte, Montana. The review indicated that MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets. Consequently, the carrying value of MR3 property and equipment was written down and an impairment loss in the amount of $202,907 was included in operating expenses during the year ended December 31, 2002.



7.       Accrued Expenses
         ----------------

The Company's Board of Director agreed to defer certain salaries and incentives earned in December 31, 2002, 2001, and 2000 for certain officers and key employees.

Accrued interest represent the interest earned on the outstanding notes payable balances at December 31, 2002, 2001, and 2000 due to shareholders and related parties.

Accrued expenses at December 31, 2002, 2001 and 2000 consisted of the following:

                                            2002         2001         2000
                                          --------     --------     --------

    Deferred compensation                 $240,459     $171,689     $ 82,967
    Accrued interest                        11,560        6,422        4,422
    Accrued payroll                             --           --        9,750
    Accrued audit fees                      50,000           --           --
    State income tax payable                   800           --           --
                                          --------     --------     --------

    Total                                 $302,819     $178,111     $ 97,139
                                          ========     ========     ========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



8.       Notes Payable
         -------------

The Company has entered into multiple loan agreements with its shareholders and other related parties.

In 2000, the Company had a 10% note payable with an outstanding principal balance of $100,000 plus accrued interest of $8,767. The Company reached an agreement with the lender to modify the terms of the note, due to cash flow problems experienced by the Company. The lender agreed to convert $20,000 of principal to common stock at a conversion price of $0.10 per share and receive additional warrants convertible into 300,000 shares of the Company's common stock at an exercise price of $0.10 per share and the principal amount of the note was modified to include the accrued interest balance. The Company charges included in the Statements of Operations for the year ended December 31, 2000 were $30,000.

In 2001, the Company reached another agreement with this lender to modify the terms of the note. The outstanding principal balance on the note was $119,644, which included accrued interest of $10,877.

In 2002, the Company again reached an agreement with the lender to modify the terms of the note, due to cash flow problems experienced by the Company. The lender agreed to receive additional warrants convertible into 300,000 shares of the Company's common stock at an exercise price of $0.05 per share and the principal amount of the note was modified to include the accrued interest balance of $11,964. As a result, the amount of the note was modified to $131,608 to reflect the revised terms, and additional interest expense was recognized for the fair value of the warrants granted to obtain the note payable term modification. The Company charges included in the Statements of Operations for the year ended December 31, 2002 were $33,868.

In 2002, the Company issued $50,000 of 12% convertible subordinated notes, due on October 1, 2007. Interest is due and payable at maturity. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $0.07 per share, which was greater than the fair value of the Company's common stock on the date of issuance. The notes are subordinated to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable at any time at the option of the Company at the principal amount plus accrued interest. The proceeds were primarily used to for general corporate purposes.

During 2002, The Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. These notes grant the note holder the right to purchase common stock warrants at the rate of two (2) warrants per dollar loaned at a price of fifteen cents ($0.15) per share. The note holders as a group will be allocated up to 10% of net income of the Company from gold sales from production at the Colorado plant. The Company is required to make these payments on a monthly basis until such time as the note holders receive total payments equal to ten (10) times the principal amount of the note. The total amount received from these notes as of December 31, 2002 amounted to $115,000.

During the year 2002, the Company issued $75,000 of several convertible promissory notes to different noteholders. These notes were either repaid or converted into shares of common stock as of December 31, 2002.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



8.       Notes Payable (continued)
         -------------------------

In conjunction with the issuance of the convertible notes in 2002, the Company issued Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price that ranges from $0.03 to $0.07 per share. The total value allocated to the note warrants is being amortized to interest expense over the term of the notes. At December 31, 2002, the unamortized discount on the notes amounted to $65,595. All conversion features on the notes payable were priced at market value or greater at the time of issuance.

Long-term notes payable at December 31, 2002 consisted of the following:


                                                                       2002
                                                                    -----------

            12% convertible subordinated debenture dated October
            2002, due October 2007 with interest due and payable
            on the maturity date, convertible into 714,286 of
            common stock at $0.07 per share at any time prior to
            maturity.                                               $    50,000

            12% note to a shareholder dated November 2002, due
            November 2007 with interest due and payable on first
            anniversary date and thereafter on a quarterly basis.        50,000

            12% note to a shareholder dated December 2002, due
            December 2007 with interest due and payable on first
            anniversary date and thereafter on a quarterly basis.        15,000

            12% note to a shareholder dated November 2002, due
            November 2007 with interest due and payable on first
            anniversary date and thereafter on a quarterly basis.        50,000

            Less: Unamortized discount                                  (65,595)
                                                                    -----------


            Total long-term notes payable                           $    99,405
                                                                    ===========



There were no long-term notes payable at December 31, 2001 and 2000.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



8.       Notes Payable (continued)
         -------------------------

Short-term notes payable at December 31, 2002 consisted of the following:

                                                                        2002
                                                                     -----------

            10% demand convertible note, due January 2004 with
            interest and principal due and payable on maturity
            date. Note holder has the option to convert the note
            into shares of common stock at $0.05 per share if the
            note becomes overdue.                                    $   131,608

            Demand note payable, unsecured, interest at 10%.              20,000

            Demand note payable to a shareholder, unsecured,
            interest at 10%.                                               7,000
                                                                     -----------

            Total short-term notes payable                           $   158,608
                                                                     ===========



Short-term notes payable at December 31, 2001 consisted of the following:

                                                                        2001
                                                                     -----------

            10% demand convertible note, due January 2003 with
            interest and principal due and payable on maturity
            date. Note holder has the option to convert the note
            into shares of common stock at $0.10 per share if the
            note becomes overdue.                                    $   119,644

            Demand note payable, unsecured, interest at 10%.              20,000
                                                                     -----------

            Total short-term notes payable                           $   139,644
                                                                     ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



8.       Notes Payable (continued)
         -------------------------

Short-term notes payable at December 31, 2000 consisted of the following:

                                                                        2001
                                                                     -----------

            10% demand convertible note, due January 2002 with
            interest and principal due and payable on maturity
            date. Note holder has the option to convert the note
            into shares of common stock at $0.10 per share if the
            note becomes overdue.                                    $   108,767

            Demand note payable, unsecured, interest at 10%.              20,000
                                                                     -----------

            Total short-term notes payable                           $   128,767
                                                                     ===========


Accrued interest on these notes amounted to $11,560, $6,422 and $4,422 at December 31, 2002, 2001, and 2000, respectively.


9.       Shareholders' Equity
         --------------------

Preferred Stock
---------------

The Company has one Series of preferred stock, Series A. The preferred stock is convertible to common stock on a one-for-one basis.

Dividend rights: Subject to the rights, preferences, privileges and restrictions of any other class or series of stock, the holders of outstanding shares of the Series A Preferred Stock shall be entitled to receive dividend, when, as and if declared by the Board of Directors out of any assets of the Company legally available, at the rate of $0.40 per share during the Company's fiscal year (as adjusted for any stock divisions, stock combinations, stock consolidations, stock distributions or stock dividends with respect to such shares), payable in preference and priority to any payment of any dividend on the Common Stock of the Company and payable as the Board of Directors may determine. The right to such dividend on the Series A Preferred Stock shall not be cumulative

Liquidation: Subject to the rights, preferences, privileges and restrictions of any other class or series of stock, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each outstanding share of the Series A Preferred Stock shall be entitled to receive, out of the assets of the Company legally available for distribution to its shareholders upon such liquidation, dissolution or winding up, whether such assets are capital or surplus of any nature, the amount of $4.00 per share.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



9.       Shareholders' Equity (continued)
         --------------------------------

Preferred Stock (continued)
---------------------------

If the assets to be distributed to the holders of Series A Preferred Stock shall be insufficient to permit the receipt by such holders of the full preferential amounts, then all of such assets shall be distributed among such holders ratably in accordance with the number of such shares then held by each such holder


Common stock
------------

Dividend Rights: dividends may be paid on Common Stock during any fiscal year, if and when declared by the Board of Directors, after dividends have been paid to holders of shares of Preferred Stock in accordance with their dividend preferences. In the event that any dividend is declared on Common Stock, the holders of the Series A Preferred Stock are entitled to receive dividends in the amount per share of Series A Preferred Stock as would be payable on the shares of Common Stock into which each share of Series A Preferred Stock is convertible on the record date for the dividend on Common Stock. All dividends are non-cumulative.


Dividends-in-Kind
-----------------

In April 2000, the Company concluded a spin off its Airponic Growing Systems division to shareholders in a taxable distribution. The Company's board of directors approved the spin-off to shareholders of record as of January 31, 2000. As of December 31, 2000, the net assets of the discontinued division of $164,296 have been charged against the Company's accumulated deficit to reflect the spin-off. (See Note 2)


10.      Income Taxes
         ------------

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

                                                 2002       2001       2000
                                               --------   --------   --------
         Current
              Federal                          $     --   $     --   $     --
              State                                 800        800        800
                                               --------   --------   --------
                                                    800        800        800
         Deferred
              Federal                                --         --         --
              State                                  --         --         --
                                               --------   --------   --------

                                                     --         --         --
                                               --------   --------   --------

         Provision for income taxes            $    800   $    800   $    800
                                               ========   ========   ========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



10.      Income Taxes (continued)
         ------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                         2002           2001           2000
                                                      -----------    -----------    -----------
  Deferred tax asset
      Net operating loss carryforward                 $ 2,742,878    $ 2,506,679    $ 2,149,268
      Amortization of intangible assets                     1,534          2,353          2,343
      Deferred benefits and other accruals                241,173        175,629        118,178
                                                      -----------    -----------    -----------

  Total deferred tax asset                              2,985,585      2,684,661      2,269,789

  Deferred tax liability
      Differences between book and tax depreciation        16,307         90,595         89,778
      State income tax benefit                            123,054        104,072         86,129
                                                      -----------    -----------    -----------

  Total deferred tax liability                            139,361        194,667        175,907
                                                      -----------    -----------    -----------

  Net deferred tax asset before valuation allowance     2,846,224      2,489,994      2,093,882
  Less valuation allowance                             (2,846,224)    (2,489,994)    (2,093,882)
                                                      -----------    -----------    -----------
  Net deferred tax asset                              $        --    $        --    $        --
                                                      ===========    ===========    ===========

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                              2002         2001         2000
                                            --------     --------     --------

  Income tax provision (benefit) computed
  at federal statutory rate                   (34.00%)     (34.00%)     (34.00%)

  State income tax rate                        (8.84%)      (8.84%)      (8.84%)

  Valuation allowance                          42.92%       42.92%       42.92%
                                            --------     --------     --------

  Effective income tax rate                     0.08%        0.08%        0.08%
                                            ========     ========     ========

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



10.      Income Taxes (continued)
         ------------------------

At December 31, 2002, 2001, and 2000, the Company has available approximately $7,140,000, $6,525,000 and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2002, 2001, and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.


11.      Commitments and Contingencies
         -----------------------------

Office leases
-------------

The Company is committed under an operating lease agreement for its office facility at 435 Brannan Street, San Francisco, California. The lease is for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497. Future minimum lease payments required under this non- cancelable operating lease are as follows:

                Years ending December 31,                   Amount
                                                         -----------

                2003                                     $    29,968
                2004                                          24,973
                                                         -----------
                Total                                    $    54,941
                                                         ===========


During the years, 2002, 2001 and 2000 The Company rented other facilities in Salem, Massachusetts and Butte, Montana, which were used as production and research and development facilities. These rental agreements are month-to-month.

Total rent expense under all these operating leases for the years ended December 31, 2002, 2001, and 2000 amounted to $72,256, $90,400, and $46,700 respectively.

Environmental remediation
-------------------------

The accompanying financial statements include accruals for the estimated future costs associated with certain environmental remediation activities related to the past use and disposal of hazardous materials. Substantially all such costs relate to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes and other factors, the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to liquidity, financial position or future of operations. These costs were estimated at $38,250 for the year ended December 31, 2002.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants
         --------------------------

The Board of Directors has granted management the authority to issue non-statutory stock options and/or warrants to employees, officers and consultants of the Company. As of December 31, 2002, 2001, and 2000, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant

Under this authority from the Board of Directors, no option may be exercised after the expiration date of ten years from the date of grant. There are two types of convertible securities: Non-Qualified Stock Options (NSO) and Warrants. NSO's may be granted to any eligible participant as determined by the management of the Company. The non-statutory stock options and warrants are for periods of four or five years.


Stock options and warrants issued as of December 31, 2002 and 2001 are summarized as follows:

                                 2002                          2001                          2000
                      --------------------------    --------------------------    --------------------------
                                       Average                       Average                       Average
                                       Exercise                      Exercise                      Exercise
                        Shares          Price         Shares          Price         Shares          Price
                      -----------    -----------    -----------    -----------    -----------    -----------
Outstanding at
beginning of year      14,965,657    $      0.29     11,299,090    $      0.35     10,211,691    $      0.37
Granted                 8,740,741           0.05      3,934,067           0.12      2,445,758           0.16
Exercised                 (50,000)         (0.03)            --             --     (1,313,859)         (0.10)
Forfeited/Cancelled      (829,500)         (2.73)      (267,500)         (0.50)       (44,500)         (2.44)
                      -----------    -----------    -----------    -----------    -----------    -----------

Outstanding at end
of year                22,826,898           0.11     14,965,657    $      0.29     11,299,090    $      0.35
                      ===========    ===========    ===========    ===========    ===========    ===========

Exercisable at end
of year                22,826,898    $      0.11     14,965,657    $      0.29     11,299,090    $      0.35
                      ===========    ===========    ===========    ===========    ===========    ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

The following tables presents information about stock options and warrants granted during the years ended December 31, 2002, 2001, and 2000 where the exercise price of some options and warrants differed from the market price of the Company's stock on the grant date:


                                                           Weighted
                                                             Number        Average
                                                           of Shares       Exercise
                                                            Granted         Price
                                                          ------------   ------------
          Year ended December 31, 2000:

          Exercise price equals market value                 1,367,138   $       0.12
          Exercise price greater than market
           value                                               176,000           0.39
          Exercise price less than market value                902,620           0.18
                                                          ------------   ------------

          Total granted during year                          2,445,758   $       0.16
                                                          ============   ============

          Year ended December 31, 2001:

          Exercise price equals market value                 1,693,375   $       0.09
          Exercise price greater than market
           value                                             2,240,692           0.15
          Exercise price less than market value                     --             --
                                                          ------------   ------------

          Total granted during year                          3,934,067   $       0.12
                                                          ============   ============

          Year ended December 31, 2002:

          Exercise price equals market value                 3,500,667   $       0.03
          Exercise price greater than market
           value                                             4,091,741           0.08
          Exercise price less than market value              1,148,333           0.01
                                                          ------------   ------------

          Total granted during year                          8,740,741   $       0.05
                                                          ============   ============

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

FASB Interpretation No. 44 of APB-25 Relating to Transactions Involving Stock Compensation

In March 2000, FASB issued Interpretation No. 44 (FIN-44) (Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25). This Interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25 (Accounting for Stock Issued to Employees), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted the provisions of FIN-44.

Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2000, 2001, and 2002, compensation cost has been recognized for its stock options and warrants granted to outside third parties.


Independent Consultant Stock Options and Warrants

During the years ended December 31, 2002, 2001 and 2000, the Company's board of directors approved the grant of stock options or warrants to various independent consultants to purchase an aggregate of 1,483,280, 2,257,710, and 398,201 shares of its common stock, respectively. These options have an exercise price of $0.02 to $0.07 in 2002, $0.10 to $0.25 in 2001 and $0.20 to $0.50 in 2000. All of
these option or warrants shares were vested immediately. As a result, the Company recorded $32,613, $134,960 and $87,200 in compensation expense, which is included in outside services and professional fees in the Statements of Operations, at December 31, 2002, 2001, and 2000, respectively. These options or warrants were not issued as part of any of the Company's Stock Option Plans.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

The following table summarizes information about options and warrants outstanding at December 31, 2002:

                                 Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------    --------------------------------
                                             Weighted
                                              Average         Weighted                            Weighted
                      Number Outstanding     Remaining        Average            Number           Average
  Range of Exercise   as of December 31,    Contractual       Exercise      Exercisable as of     Exercise
       Prices               2002               Life            Price        December 31, 2002      Price
  -----------------    ---------------     -------------    -----------    -------------------  -----------
    $   0.01-0.03         5,065,667             4.55         $    0.02           5,065,667        $   0.02

    $   0.05-0.07         3,142,857             4.55         $    0.07           3,142,857        $   0.07

    $        0.10        11,291,638             2.70         $    0.10          11,291,638        $   0.10

    $   0.12-0.25         2,669,000             3.12         $    0.19           2,669,000        $   0.19

    $   0.38-0.40           250,000             1.81         $    0.39             250,000        $   0.39

    $   0.50-0.53           307,736             2.48         $    0.50             307,736        $   0.50

    $   1.00-4.00           100,000             0.62         $    2.50             100,000        $   2.50
                       ---------------                      -----------    -------------------  -----------

                         22,826,898                          $    0.11          22,826,898        $   0.11
                       ===============                      ===========    ===================  ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001:

                                 Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------    --------------------------------
                                             Weighted
                                              Average         Weighted                            Weighted
                           Number            Remaining        Average            Number           Average
      Range of        Outstanding as of     Contractual       Exercise      Exercisable as of     Exercise
   Exercise Prices    December 31, 2001        Life            Price        December 31, 2001      Price
  -----------------   -----------------    -------------    -----------    -------------------  -----------
    $   0.05-0.07           300,000             4.53         $    0.05             300,000        $   0.05

    $        0.10        10,809,421             3.35         $    0.10          10,809,421        $   0.10

    $   0.12-0.25         2,619,000             3.59         $    0.20           2,619,000        $   0.20

    $   0.38-0.40           250,000             2.81         $    0.39             250,000        $   0.39

    $   0.50-0.53           340,236             3.18         $    0.50             340,236        $   0.50

    $   1.00-4.00           647,000             0.90         $    3.77             647,000        $   3.77
                       ---------------                      -----------    -------------------  -----------

                         14,965,657                          $    0.29          14,965,657        $   0.29
                       ===============                      ===========    ===================  ===========

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2000:

                                 Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------    --------------------------------
                                             Weighted
                                              Average         Weighted                            Weighted
                           Number            Remaining        Average            Number           Average
      Range of        Outstanding as of     Contractual       Exercise      Exercisable as of     Exercise
   Exercise Prices    December 31, 2000        Life            Price        December 31, 2000      Price
  -----------------    ---------------     -------------    -----------    -------------------  -----------
    $        0.10         7,983,354             3.94         $    0.10           7,983,354        $   0.10

    $   0.12-0.25         1,861,000             4.38         $    0.18           1,861,000        $   0.18

    $   0.38-0.40           250,000             3.81         $    0.39             250,000        $   0.39

    $   0.50-0.53           557,736             2.72         $    0.50             557,736        $   0.50

    $   1.00-4.00           647,000             1.90         $    3.77             647,000        $   3.77
                       ---------------                      -----------    -------------------  -----------

                         11,299,090                          $    0.35          11,299,090        $   0.35
                       ===============                      ===========    ===================  ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

The exercise periods for the options range from immediate to five years from the date of the grant and all options and warrants granted were immediately vested and exercisable.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants granted to employees or to members of the Company's Board of Directors. This information is required to be determined as if the Company had accounted for its employee stock options/warrants granted under the fair value method of that statement.

Under APB-25, the cost of compensation is measured by the excess of the fair market price of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $11,483 in 2002 and $130,141 in 2000 for options and warrants granted below fair market value. In December 31, 2001, The Company did not grant warrants or options below the fair market value.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                2002            2001            2000
                                            ------------    ------------    ------------
   Net Loss:
        As reported                         $ (1,011,350)   $ (1,198,872)   $ (1,354,520)
        Pro forma                           $ (1,121,314)   $ (1,309,416)   $ (1,616,496)

   Basic and diluted loss per common share
        As reported
          Basic                             $      (0.02)   $      (0.03)   $      (0.05)
          Diluted                           $      (0.02)   $      (0.03)   $      (0.05)
        Pro forma
          Basic                             $      (0.03)   $      (0.04)   $      (0.06)
          Diluted                           $      (0.03)   $      (0.04)   $      (0.06)

Options/warrants are generally granted at prices equal to the current fair value of the Company's common stock at the date of grant. All options and warrants granted during the years ended December 31, 2002, 2001 and 2000 vested immediately.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.9%, and expected life of 5 years; 2001: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.8%, and expected life of 5 years. 2000: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 6.8%, and expected life of 5 years The weighted-average fair value of options and warrants granted were $0.03, $0.07, and $0.17 for 2002, 2001, and 2000, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



12.      Stock Options and Warrants (continued)
         --------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.


Options and warrants repricing

Sharp declines in the market price of the Company's common stock during the years 2002, 2001 and 2000 resulted in many outstanding employee stock options and warrants being exercisable at prices that exceeded the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using such equity incentives to motivate and retain management and employees, the Company's board of directors (the Board) determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options and warrants at a price equal to the fair market price since the decline.

In 2002, the Company's Board decided to reprice options and warrants to purchase 766,667 shares, which were granted during 1999 at $0.10 per share, and the options and warrants were repriced at $0.01. All other terms of the repriced options and warrants remained unchanged.

In 2000, the Company's Board decided to reprice options and warrants to purchase 2,035,730 shares, which were granted during 1999 or prior at $0.25 to $0.50 per share; and the options and warrants were repriced at $0.10. All other terms of the repriced options and warrants remained unchanged. Options and warrants to purchase 35,000 shares, which were granted during 1997 at $4.00 per share were repriced at $0.20.

The effect of this option and warrant repricing on the pro forma disclosures is considered a modification of the terms of the outstanding options and warrants. Accordingly, the 2002, 2001 and 2000 pro forma disclosure includes compensation cost for the incremental fair value resulting from such modification.


13.      Concentrations
         --------------

All sales from continuing operations for the years ended December 31, 2001 and 2000 were made to one major customer.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



14.      Related Party Transactions
         --------------------------

The Company renewed its employment agreement with the Chief Executive Officer of the Company on July 5, 1996 for an additional five-year term for a base compensation of $120,000 per annum. The Chief Executive Officer waived his rights to a portion of the unpaid annual compensation in the amount of $192,000 through December 31, 2002. Deferred compensation, which is included in accrued expenses, amounted to $6,176, $37,906 and $25,500 for the years ended December 31, 2002, 2001, and 2000, respectively.

Another officer and major shareholder waived his rights to a portion of the unpaid annual compensation in the amount of $192,000 through December 31, 2002. Deferred compensation, which is included in accrued expenses, amounted to $64,000, $51,000 and $28,000 for the years ended December 31, 2002, 2001, and
2000, respectively.



15.      Subsequent Events
         -----------------

In February 15, 2003, the Company entered into an operating lease agreement with SICO, LLC. The new operating facility, which consists of a 10,000 square-foot building, will be used to process gold from the gold ore reserves and tailings located at Grace Gold Mine Complex in Colorado as well as at other prospective locations in the area. The lease is a three-year lease commencing in April 2003 and ending in March 2006 and requires a monthly payment of approximately $4,583.

During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes amount to an aggregate of $500,000 and mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. These notes grant the note holder the right to purchase common stock warrants at the rate of two
(2) warrants per dollar loaned at a price of fifteen cents ($0.15) per share. The note holders as a group will be allocated 10% of net income of the Company from gold sales from production at the Colorado plant. The Company is required to make monthly payments until such time as the note holders receive total payments equal to ten (10) times of their initial investment. Should the Company receive less than $500,000 in connection with this funding, the resulting percentage of allocation will be 10% multiplied by the ratio of funds received divided by $500,000. The total amount received from these notes in the first half of 2003 amounted to $349,500.

In February 2003, the Company issued a 12% convertible note to one of its shareholders with a five-year maturity date. The note amounted to $15,000.

In April 2003, the Company authorized a 12% convertible note for $30,000 to two unrelated parties with a five- year maturity date.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



15.      Subsequent Events (continued)
         -----------------------------

In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. The Company has the option of accelerating the term of the B warrant from four years (or the remaining term) to nine months if it achieves all of the following benchmarks: (i) the Company becomes current with its reporting requirements to the Securities and Exchange Commission; (ii) the Company files and becomes effective on a registration statement for said underlying shares and (iii) the company achieves listing on the OTC Bulletin Board exchange. Mr. Bradley Rotter, the Company's President and Chief Operating Officer, participated in the private placement in the amount of $100,000.


Employment Agreements

In January 2003, the Company entered into a three-year employment agreement with Jody J. Sitkoski for the position of senior vice president. Upon completion of the initial three-year term, the employment agreement automatically renews on a month-to-month basis until terminated or until the parties negotiate a new term. During the first year of the initial agreement, Mr. Sitkoski will be paid an annual sum of $75,000. During the second and third year of this agreement, Mr. Sitkoski will be paid a base salary equal to 80% of the salary paid by the Company to its highest-paid employee, but no less than $75,000 per year. Either the Company or Mr. Sitkoski may terminate the agreement with or without cause or reason with 60-calendar day's written notice to the other party. In connection with this employment agreement, Mr. Sitkoski was granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of five cents ($0.05) per share. Such options immediately vest upon his execution of the agreement. Mr. Sitkoski was also granted options to purchase an additional 2,000,000 shares at an exercise price of fifteen ($0.15) per share, which vest immediately upon completion of the initial three-year term of the agreement.

In second quarter 2003, the Company entered into three-year employment agreements with Randall S. Reis, the Company's Chairman and CEO and Bradley N. Rotter, the Company's President, COO and board member. Upon completion of the three-year term, the employment agreements automatically renew on a month-to-month basis until terminated or until the parties negotiate a new term. The agreements specify an annual salary of $120,000 for Mr. Reis and Mr. Rotter, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Mr. Reis and Mr. Rotter receive an automobile allowance of $500 per month and are reimbursed for ordinary and necessary expenses incurred in performance of their duties on behalf of the Company. Either the Company or the employed party may terminate the agreement with without cause or reason with 60-calendar days written notice to the other party. Upon termination of the employee's agreement by the Company without cause, the Company is obligated to pay the employee his then base salary for six (6) months at the rate of the base salary then in effect, which six month period shall begin on the effective date of the termination.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



15.      Subsequent Events (continued)
         -----------------------------


Employment Agreements (continued)

As further consideration for entering into the employment agreement, Mr. Reis was granted 1,000,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of ten cents ($0.10) for a five-year period. Mr. Rotter was granted 3,000,000 warrants, vesting immediately, at a price of $0.10 for a five-year period. Mr. Rotter was also granted an additional 3,000,000 warrants at a price of $0.10 for a five-year period, which vest at a rate of 83,334 warrants per month for the three-year term of the agreement. Monthly vesting of the 3,000,000 warrants to accelerate to 166,667 warrants per month for each month following the month in which the Company either; (i) sells its first bar of gold produced in a commercial MR3 gold extraction facility, or
(ii) receives its first revenue from a license sale.

In June 2003, the Company entered into a three-year employment agreement with Dr. Irving DeVoe, who is employed as Chief Scientist and is the inventor of the MR3 technology. The agreement specifies an annual salary of $120,000 for Dr. DeVoe, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Dr. DeVoe receives an automobile allowance of $500 per month and is reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. Also, during the term of the agreement, the Company is obligated to pay Dr. DeVoe an annual royalty equal to 5% of the net profits of the Company received from the sale or utilization of its MR3 technologies during each of the Company's fiscal years ending December 31. Such royalties shall be paid on or before January 31 of each year covered by the agreement, and shall terminate once a cumulative total of $2,500,000 in royalties has been paid to Dr. DeVoe. The agreement further specifies that Dr. DeVoe may not compete with the Company or any of its affiliates in the offer, sale or marketing of products or services that are competitive with the products or services offered by the Company, during the term of the agreement or for a six month period following termination of the agreement.