Form 10KSB/A
period 2002-12-31
MR3 SYSTEMS INC
filed 2003-12-12
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB-A
--------------------------------------------------------------------------------
                                 Amendment no. 1


(Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-32343

                                MR3 Systems, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                68-0259003
     -------------------------------                 ----------------
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


                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 0


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $6,799,212 (Based on price of $0.36 per share on October 31, 2003)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                              Outstanding as of October 31, 2003
           -----                              ----------------------------------
Common Stock, Par Value $0.01                             59,316,816



DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.     Description of Business........................................  01


Item 2.     Properties.....................................................  19

Item 3.     Legal Proceedings..............................................  20

Item 4.     Submission of Matters to a Vote of Security Holders............  20


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  21

Item 6.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  26

Item 7.    Financial Statements and Supplementary Data.....................  32

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  32


                                    PART III


Item 9.    Directors and Executive Officers of the Registrant..............  32

Item 10.   Executive Compensation..........................................  37

Item 11.   Security Ownership of Certain Beneficial Officers and
             Management....................................................  40

Item 12.   Certain Relationships and Related Transactions..................  42


                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K................................  43


Item 14.   Controls and Procedures.........................................  45

           Signatures......................................................  46

           Certifications..................................................  47

           Index to Financial Statements...................................  49


           Financial Statements............................................  F-1

                                     PART I


THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS. ANY STATEMENTS IN THIS REPORT REGARDING MR3'S OUTLOOK FOR ITS BUSINESS AND RESPECTIVE MARKETS, SUCH AS PROJECTIONS OF FUTURE PERFORMANCE, STATEMENTS OF MANAGEMENT'S PLANS AND OBJECTIVES, METAL PRODUCTION, PROBABLE ORE RESERVES, FUTURE FINANCING PLANS, COMPETITION AND OTHER MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND MR3'S FUTURE FINANCIAL AND OPERATING PERFORMANCE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THAT EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "PLANS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, THE RISKS OUTLINED UNDER "RISK FACTORS" AND MATTERS DESCRIBED IN THIS REPORT GENERALLY. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.


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


         In May 2003, the Company formed TechMining, LLC, a Colorado company, as a wholly owned subsidiary of the Company to own and operate a precious metals processing facility in Lakewood, Colorado. TechMining is currently inactive and the Company may elect to close the subsidiary if it does not initiate precious metals processing operations in Colorado. Business of the Company


Principal Product and Services


         MR3 Systems, Inc. is a metals extraction and recovery technology company. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The Company has synthesized these natural hydrometallurgical process plants and has successfully applied the technology on a commercial processing level for certain periods of time during 1999 through 2001, consistent with demand for its manufactured zinc sulfate end product. The Company did not generate any revenues in 2002 related to the implementation of its MR3 technology, as it revised its business strategy during that period to focus on more stable and lucrative prospects for its technology. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, even within multiple metal ion environments.


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


         The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products produced by the Company's process are expected to achieve purity levels greater than 99.9% and will be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees for various waste removal and remediation services related to its proprietary technology. These remediation services are also expected to achieve efficiencies of greater than 99.9% in extracting the targeted waste metals from the source waste streams. At present, the Company does not have any production facilities operational at a commercial processing level.

         The Company's belief that it will be able to provide end products achieving purity levels of greater than 99.9% is based on the Company's actual processing experience at its treatment facility in Butte, Montana and quality control testing by third parties in connection with practical applications of the technology. The resultant liquid zinc sulfate (ZnSO4.H2O) product generated by the Company in Butte routinely exhibited results of greater than 99.9% purity in quality control analysis performed by Company personnel. The MR3 technology has also been tested in practical applications involving plutonium extraction and treatment of nuclear waste streams. Testing of the nuclear related post-treatment product was performed by such entities as Batelle Pacific Northwest Laboratory, DeVoe Holbein Canada, Ltd., Kraftwerk Union-Siemens and Cern Nuclear. In each of these cases, the entities documented and reported end-product purity levels greater than 99.9%. Management believes that the past performance of its technology in practical field applications will translate accordingly to applications of the technology in other future commercial environments.

         For the foreseeable future, the Company's strategy will be to focus on precious metals extraction, specialty chemical production and environmental remediation applications for the MR3 technology. Management expects to license other possible applications to qualified licensees on a territorial, field-of-use basis with the goal of accelerating the global introduction of the technology. Management further intends to enter into joint venture opportunities with domestic and international entities whereby the Company will process hazardous wastes and mining materials, collect the resultant products, arrange for product sales to third party commodity brokers and share the proceeds or a portion of the manufactured products (e.g. gold, silver platinum) under a negotiated sharing agreement. Management is currently in negotiations with several parties for licensing or other contractual adoption of its MR3 technology. The Company is in the process of taking source samples from the prospect sites to determine the validity and potential of the designated applications.

         The Company has established strategic relationships with prominent mining and engineering consultancy firms, such as Arrakis, Inc. and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company will also offer fee based services to its clients including: (i) materials assessment and pre-engineering services; (2) plant engineering and construction services; (3) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias; (4) plant monitoring, operational and maintenance services; and (v) special selective media preparation and production.


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

         From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana. The raw zinc waste materials used for processing at the Company's Butte facility were obtained from varied sources including zinc trading and recycling firms, such as Dominion Zinc Company of Spokane, Washington (a subsidiary of US Zinc) and several metals brokerage firms, such as Freidman Metals Brokerage of Louisville, Kentucky. The facility consisted of certain MR3 owned manufacturing, processing and storage equipment valued at approximately $500,000, which was situated within 6,600 square feet of a leased building within an industrial zoned area of Butte. The Company did not own the building or land on which the processing took place. At its peak in 2000, the Butte facility produced, sold and shipped an average of 100 tons a month of pure liquid zinc sulfate to its lead customer, a major Midwestern chemical company, for use as part of a corrosion inhibitor in several California municipal water systems, including Los Angeles and the County of Marin.

         In fourth quarter of 2001, the Company discontinued operation of the Butte facility due to economic considerations. The demand for its zinc sulfate product by its primary customer was seasonal in nature and management ultimately determined that it could not economically justify maintaining low-level operations in the winter period when such demand was excessively small. The decision to permanently close the Butte site, which was temporarily closed for the slow winter season, was based on a combination of a predicted sluggish economy and the high freight charges customers were paying for the Company's zinc sulfate shipments from Butte. Certain equipment in Butte was sold to relinquish in part existing obligations to the Company's landlords in Butte, the balance of which is recorded on the books of the Company as a liability of $11,700 for rent due.

         In 2002, the Company recorded an extraordinary expense item of $202,907 under operating expenses related to the valuation of property and equipment in connection with the closure of the Butte, Montana facility. Some equipment was designated for sale, while other equipment and property were designated for transfer to the Company, as practicable. Upon review of the state of the property and equipment, it was determined that certain MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets. Consequently, the carrying value of MR3 property and equipment was written down and an impairment loss in the amount of $202,907 was included in operating expenses during the year ended December 31, 2002.


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


         On June 18, 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado. The Company entered into an amendment of this agreement in October 2002, to include exclusive processing of additional gold ore at the Empire complex. The June agreement is not provided as an exhibit to this annual report as all details of the agreement are contained in the October agreement, which is provided as an exhibit to this document. The Company further amended the Empire Gold agreement on May 1, 2003 to extend certain dates within the October agreement. Further discussion on the Linsa and Empire Gold projects and the terms of the above agreements are provided under the following section - Current Operations.

         In December 2002, the Company entered into an exclusive metals processing agreement with Mr. Raymond Looper of Fallon, Nevada, and his Silver Mountain Mining Company to process gold, platinum, palladium and ruthenium from certain mining properties located in central Nevada. MR3 owns the exclusive option to process these metals subject to MR3's independent determination of the scope and potential of the prospective mining claims. The agreement calls for Mr. Looper to provide all on-site mining operations and for MR3 to provide all metals extraction and processing services. All resultant metals sales are to be split on a 50%-50% basis. The mine site, which as of this date exceeds 3.5 square miles, has not yet been drilled and no firm determination has been made as to the full size and scope of the mineral deposits. As of November 30, 2003, the Company had not yet exercised its option and was continuing to evaluate the potential of the Nevada project.

         In April 2003, Mr. Bradley Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter has been an investor in the Company since 2001. Mr. Rotter will serve in the Company's San Francisco headquarters. On November 24, 2003, the Company appointed Bradley N. Rotter, then President and Chief Operating Officer, as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who retained his position as Chairman of the Board. At the end of November 2003, the Company appointed Mr. John King Burns as President. Both Mr. Rotter and Mr. Burns were subsequently nominated as Directors of the Company.

         The Company has recently retained SRK engineering, an independent, international consultancy group offering services mainly from earth and water resource industries. For mining related projects, SRK offers services from exploration through feasibility, mine planning, and production to mine closure. SRK, which began as Steffen, Robertson & Kirsten in 1974, employs more than 500 professionals internationally and employs leading specialists in each field of science and engineering. SRK was retained to review MR3's basic design criteria for its metals extraction process and provide guidance on improving overall engineering efficiency for commercial level operations. SRK will also provide detailed design and engineering support to create definitive operating and cost estimates for project related plant construction and anticipated performance estimates. SRK may also provide project management support in instances where MR3 assumes the leading role in management of a project.

         In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received the first tranche of $250,000 in loan proceeds on October 14, 2003. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, High Stakes Capital--a private equity and financing group--to convert the loan into percentage ownership in the plant.

         On November 1, 2003, the Company opened a technical support center
(TSC) in Beverly, Massachusetts and transferred all equipment and technical resources from its Salem laboratory to the TSC. The TSC is comprised of a state-of-the-art testing laboratory and customer support facility. The TSC will include bench-scale MR3 processing systems to simulate actual field applications on a pilot scale basis, test samples from prospective client projects, provide the basis for determining practicable solutions for designated applications, perform quality control, and enable further research and development of the MR3 technology.

MR3 Technology


         The Company's proprietary MR3 technology combines high-affinity metal capture, metal refining, waste decontamination, and water purification into a single integrated system. This technology is used to separate and recover valuable metals from industrial wastes and other complex metals sources. The MR3 System is a selective metals removal and reclamation process that extracts individual metals and separates them into high purity fractions using a low-temperature, cost-effective, passive process. At present, the MR3 technology is not protected by any Company owned patents. The Company attempts to protect its proprietary technology through a combination of trade secrets, proprietary know-how, non-disclosure agreements, employment and consulting agreements, and other common law remedies.


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

         During the development of the MR3 media, the following required features and characteristics have been established for optimal performance:

--------------------------------------------------------------------------------
                    MR3 Media - Features and Characteristics
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Affinity:                         Very high capture efficiency in solutions
                                  containing low metal concentration.
--------------------------------------------------------------------------------
Specificity and Selectivity:      The ability to capture specific metals while
                                  ignoring others present in the same medium.
--------------------------------------------------------------------------------
Performance:                      High flow rates with freedom from swelling,
                                  shrinking, and compaction due to hydrostatic
                                  or osmotic pressure.
--------------------------------------------------------------------------------
Stability:                        Strong resistance to harsh chemical and
                                  physical treatment.
--------------------------------------------------------------------------------
Regenerability:                   Easy displacement of the captured metals from
                                  charged media, resulting in metal
                                  concentration, high-volume reduction factors,
                                  and re-use of free media.
--------------------------------------------------------------------------------
Capacity:                         The capability to capture substantial amounts
                                  of metal per unit of media while still
                                  maintaining high capture efficiency.
--------------------------------------------------------------------------------
Toxicity:                         Freedom from toxicity as there is no addition
                                  of trace toxic components to the treated
                                  solution.
--------------------------------------------------------------------------------
Cost Efficiency:                  Production costs minimized by media
                                  regenerability.
--------------------------------------------------------------------------------

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

Related Markets


         The Company currently utilizes its technology to operate primarily as a high technology "metals extraction and recovery" company, producer of specialty chemical products and provider of environmental remediation services. The Company intends to commercially manufacture certain precious metals, such as gold, silver and platinum, and various chemical products, such as potassium dichromate, copper sulfate and zinc sulfate, for sale to third parties. The Company considers the primary markets for its products to be specialty and precious metal commodities brokers located domestically and internationally.

         In connection with current client discussions and management's general outlook for the near future, the Company's primary emphasis will be on the production and sale of precious metals. According to the most recent United States Geological Survey ("USGS"), gold mining companies and producers of gold are beginning to have difficulties in successfully replacing annual production with new reserves. An estimate by an industry association indicates that worldwide gold exploration expenditures decreased for the fifth consecutive year. Consequently, given the above trends and recent uncertainties in global political matters, management reasonably expects the historical demand for gold and other precious metals to continue or expand for the foreseeable future. It is generally accepted that no single company has sufficient market power to affect the price or supply of gold in the world market. Management reasonably believes that there will be numerous buyers for its output of gold and other precious metals once it is fully processed into bars or strips.

         According to the Mine Safety and Health Association ("MSHA"), currently there are over one hundred active gold and other precious metals mine locations in the United States. The USGS reports that in 2002 gold was produced at about 52 major lode mines, a dozen or more larger placer (a glacial or alluvial deposit of sand or gravel containing eroded particles of valuable materials) mines and numerous smaller placer mines (mostly in Alaska and Western States). In addition, there are thousands of "inactive" or "shutdown" precious metals mine sites and other locations where conventional mining would be impractical or cost inefficient. Management believes that there will be more than adequate source materials well into the future for its projected precious metals mining and processing activities.


         Management further believes that there are numerous hazardous chemical, waste dump and other environmentally challenged sites around the world that would provide sufficient source materials for the production of specialty chemicals, as well as numerous sources for the purchase of said resultant specialty chemicals.

Current Operations


MR3 Processing Facilities

         The Company previously reported its intent to establish an MR3 processing facility in Colorado in connection with its planned precious metals extraction agreement with Consolidated Empire Gold. In February 2003, the Company leased a site in Lakewood, Colorado for this purpose. As a consequence of the Company terminating its agreement with CEG, the Company has elected to not establish the processing facility in Lakewood at this time. Alternatively, management intends to fabricate a series of MR3 technology processing facilities ("plants") in various geographical locations in accordance with project and application agreements entered into with other prospective clients. In October 2003, the Company arranged a $1,250,000 credit facility with a private equity and financing group, to provide the financing for the initial plant or pilot level system implementations.

         The MR3 process consists of a continuous operation in which various steps--selective capture, purification and concentration--have been integrated into one automated modular treatment facility. Plants utilizing the MR3 processing technology can be constructed proportional to the requirements of the designated application. MR3 plants can range from bench-scale pilot systems, room size system implementations for small to midsize applications, and full building size facilities for large scale extraction, production or reclamation operations. The MR3 technology is modular in design and can be scaled accordingly to meet the size and scope of the particular application. The nature of MR3's modular plant construction is such that it facilitates disassembly and transportation to other locations once the requirements of an application has been satisfied. For the foreseeable future, the Company intends to focus on applications where the targeted metals source material is already in a liquid or slurry form or circumstances where the client assumes that responsibility. Consequently, projected expenses related to handling, pretreatment, separation of solids, and converting the raw materials into a saturated solution form should be dramatically reduced or eliminated.

         MR3 processing plants can be fabricated for practical applications for as low as several hundred thousand or several million dollars dependent on the scope and nature (e.g. extraction of precious metals, chemical production or environmental remediation) of the project under consideration. A MR3 processing plant consists of a combination of certain standard laboratory equipment, manufacturing hardware, and "unique" MR3 technology related modules and chemical media including, but not limited to effluent treaters, filter and vacuum units, crystallizers, extraction tanks, storage and product tanks, pH controllers, computer equipment, pumps and motors, chemical reagents, and counter flow fluidized-bed reactors. It is the "unique" media utilized in the disparate applications that creates the designation of a unique module. The Company intends to formulate its application-based media in-house and then outsource the manufacture of the media in large volume on a subcontract basis. Management estimates that it would take three to six months to fabricate and equip such processing plants dependent on the size, scope and nature of the designated application.


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


         In accordance with its obligations under the operating agreement with Consolidated Empire Gold, the Company retained Arrakis, Inc., a mining process consulting, testing, system design, and equipment fabrication company located in Englewood, Colorado to perform a feasibility analysis of the project costs associated with the CEG venture. Arrakis engages in substantial ore testing, assaying, and process flow sheet development for the domestic and international mining industry and has performed bench/pilot treatability testing and full-scale design, fabrication, and operation of environmental remediation systems. In this consulting capacity, Arrakis was asked to design and estimate the process and cost parameters of fabricating a gravity concentration plant, for the mining of 1200 tons per day of mine tailings and other ore reserves located at the CEG mine site. Arrakis' work scope included bulk treatability testing of various samples taken from tailing dumps located on CEG's mine property. This enabled Arrakis to determine an efficient design for the planned gravity concentration plant and a cost analysis for the full-scale production facility.

         Based on the information provided by Arrakis following their detailed assessment of the proposed CEG project, the Company elected not to continue with the project as currently structured. Under its agreement, the Company was obligated to advance all upfront expenses related to the establishment of pretreatment operations, concentrating equipment and other costs associated with a mining project, as well as building out a MR3 technology processing facility at the Colorado site. Management deemed the upfront expenses related to conventional mining requirements and pretreatment--to make the raw materials suitable for processing using the MR3 technology--to be too capital intensive and involving activity beyond the current scope of the Company's core competencies at this stage in its corporate development. Consequently, on October 21, 2003 the Company executed a termination and mutual release agreement with CEG in connection with the aforementioned operating agreements. The Company may choose to revisit this opportunity if a suitable mining partner is identified to handle the mining aspects and pretreatment requirements of the project or if CEG chooses to pay these expenses of its own accord.


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


         The Company expects that it will achieve a competitive advantage with such competitors through the cost effective utilization of its proprietary metals extraction production capabilities at the commercial level. The Company has yet to prove, however, the cost effectiveness of such operations at commercial processing levels on a full year basis. Despite its limited full-scale production level experience, management has no reason to believe that its MR3 technology could not be implemented on a cost effective basis over a full year period.


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

         In consideration of its planned activities, the Company expects that its research and development expenditures will materially increase in 2003 and beyond. The majority of research and development work will be undertaken at a technical support facility located in Beverly, Massachusetts. The laboratory meets and operates under the standards set by the State of Massachusetts regulatory arm of the Department of Environmental Quality. The Company's research and development efforts are conducted under the supervision of its present Chief Science Officer, Dr. Irving DeVoe.


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


         The Company has obtained various permits and authorizations in the past and will be required to do so in the future with respect to its planned activities and locations where the Company intends to operate. All on-site mining permits will be obtained from the various state(s) controlled Department of Mines. The Company has already received an Exploration Permit for the Empire Gold mine site, but has no current plans to conduct further mining related operations at this time. The permits for operating the Company's chemical-based processing facility at its targeted locations are expected to be standard industrial-building equipment installation and operating permits. The Company believes that it will be able to reasonably obtain applicable permits, when necessary, to conduct its business in a routine manner. Management has further determined that the acquisition and maintenance of such permits or authorizations will also not have a material adverse on the Company's results of operations and financial condition.


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

Royalty or Revenue Sharing Agreements


         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $464,500 to be used for general working capital and certain start-up expenses related to the Empire Gold project and the Lakewood processing facility. The notes payable accrue interest at a rate of 12% per annum and carry five-year warrants allowing the note holder to purchase common shares of the Company's stock at a price of fifteen cents ($0.15) per share. The number of warrants granted is equal to 2 warrants for each dollar provided under the note payable. Note holders as a group were to be allocated up to 10% of any net income from Empire gold sales derived from production at the Lakewood facility (less associated costs of sale and manufacture) until such time as they receive 10 times (10x) their initial investment. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and has received an additional $349,500 in the first half of 2003.

         In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. The majority of note holders converted their principal and interest into restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these note holders were granted restricted shares of the Company's common stock equal to the amount of warrants originally granted pursuant to individual notes. The original warrants granted to these two note holders were then cancelled.


Employees


         As of the date hereof, MR3 employs eleven full-time employees, seven of which are in senior or executive management, two in administrative matters and two in technical services. The Company hires independent contractors on an as-needed basis. The Company has no collective bargaining agreements or other such labor contracts with its employees and believes that its employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth rate requirements. Management does not anticipate encountering problems in its ability to hire individuals with the requisite employee skill set.


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

         In September 2003, the Company retained the Wells Group, Inc., a Scottsdale, Arizona based investor relations consulting firm, to implement a proactive national investor relations campaign. The Wells Group will actively participate in developing the Company's perception and positioning activities, arrange and coordinate presentations and serve as the primary information resource on behalf of the Company to the professional investment community. The Wells Group will also provide media relation activities and comprehensive information fulfillment services for all inquiries by shareholders or prospective investors. The term of the agreement is for twelve months and either party may terminate the agreement with thirty days notice after the sixth month. In compensation for its services, the Wells Group will receive 250,000 restricted shares of the Company's common stock for each three-month period the Wells Group provides its services under the agreement.

Risk Factors Relating to the Company's Business

         Management cannot be certain that the Company's acquisition and processing activities will be commercially successful.


         As of this date, the Company has no facilities that produce precious metals or other saleable chemical products in commercial quantities. Substantial expenditures are required to build and develop MR3 processing facilities capable of generating such levels of precious metals and specialty chemical products. There can be no assurance that any probable precious metal reserves predicted in the Company's current projects will meet expectations or be present in sufficient quantities to justify commercial operations. In addition, there can be no assurance that precious metals recovery in small-scale laboratory tests or pilot plant conditions will be duplicated in commercial production levels under actual on-site conditions. In addition, there are no assurances that any additional funds required by the Company for multiple facility developments can be obtained in a timely manner. Should these events materialize, they could have a materially adverse impact on the Company's business operations and negatively affect future potential revenues and/or profitability.

         Since 2000, the Company's technology has only been employed at a high-rate commercial processing level for a limited period of time in a single high-level production application. As such, the Company does not have a history of cost effective commercial level processing with respect to its current business strategy over a long period or other extended basis. Consequently, the Company could experience unanticipated expenses resulting from unknown factors occurring during comprehensive operations over a full year basis. These unanticipated expenses could have an adverse affect on the Company's profitability from planned operations.


         The price of precious metals is subject to fluctuations, which could adversely affect the company's quarterly results of operations and cash flow.

         The Corporation's potential future revenues are expected to be materially derived from the generation and sale of precious metals, such as gold, and specialty chemical products from its processing facilities. The price of precious metals has fluctuated widely over time, and is affected by numerous factors beyond the control of the Company, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of precious metals, and therefore the economic performance of the Company in any fiscal quarter, cannot accurately be predicted. A material decline in the price of certain precious metals could adversely affect the Corporation's potential revenues and profits.


         The Company's growth potential could be impacted by its failure to adequately protect its intellectual property.

         The Company's proprietary MR3 technology and related processes are not currently protected by patents. Management has, however, recently initiated action to explore the feasibility of doing so in the future. In the interim, there can be no assurance that the Company will be able to protect its technology from unauthorized use by competitors or other third parties. The Company relies primarily on a combination of copyright law, industrial design legislation, trade secret security measures and nondisclosure agreements with employees and third parties to protect its intellectual property and proprietary technology. There can be no assurance of effective protection of the Company's intellectual property and there can be no assurance that others will not independently develop a similar technology or obtain access to the Company's technology. Such failure to protect its proprietary technology and intellectual property could negatively impact the Company somewhat by making it easier for its competitors to duplicate the Company's service offerings and more actively compete with the Company for future business opportunities.

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

         Concentration of Share Ownership Gives Control of the Company to a Small Group


         The Company's directors, executive officers and other principal shareholders own approximately 33.20% of the Company's outstanding common stock as of October 31, 2003. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.


         Limited Public Market for the Common Stock


         The Company's common stock is traded on the "pink sheets" and its securities are quoted and traded by broker-dealers. Because shares of the Company's common stock are not currently quoted on a recognized national securities exchange in the United States, the shares are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny-stocks." Broker-dealers dealing in penny-stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained. Additional disclosure on penny-stocks and related restrictions is provided in Item 5. Market For Registrant's Common equity and Related Stockholder Matters.

         The Company's limited financial condition could hinder its efforts to raise new capital.

         The Company has generated only limited revenues to date and has incurred operating losses since its inception. The Company has not yet established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 2002 and 2001, the Company had net losses of $1,011,350 and $1,191,843, respectively. At fiscal year end 2002, the Company's liabilities exceeded its assets. There can be no assurance that the Company will generate revenues in a timely manner in the future, that it will not continue to have losses, or that it will be able to maintain funding such losses if they continue. In the past, the Company has successfully raised funds to cover its expenses through the sale of its securities utilizing various financial instruments such as private placements, convertible notes, and warrants agreements despite its lack of profitability and weak financial condition. The Company reasonably believes that it will be able to raise necessary working capital in a timely manner to carry out its plan of operations for the foreseeable future. Should the Company not be able to raise sufficient funds through these means or through licensing sales, it could adversely impact its ability to fund all critical operations and new business development activities in accordance with its existing business strategy.


ITEM 2.  PROPERTIES

         The Company's leases 1,873 square feet of office space at 435 Brannan Street, Suite #200, San Francisco, California for its executive offices. The Company is committed under its operating lease for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497.


         On February 15, 2003, the Company entered into an operating agreement with SICO, LLC, a private company located in Denver, for the lease of a facility in Lakewood, Colorado. The facility, which consists of a 10,000 square-foot building, was to be used to process gold and other precious metals from the materials provided by the Company's various metals extraction agreements. The lease term is for a three-year period commencing in April 2003 and ending in

March 2006 and requires a monthly payment of approximately $4,583. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company is seeking to either mutually terminate its lease agreement with SICO or have a third party assume the Company's lease obligations.

         The Company leases 3,700 square feet of commercial office space within the Cummings Center located in Beverly, Massachusetts for its testing laboratory, research and development, and customer support requirements. The Company is committed under its commercial lease for a period of three years beginning November 1, 2003 and expiring on October 30, 2006. The lease requires monthly rental payments of approximately $6,432. In connection with this lease, the Company terminated its month-to-month laboratory lease arrangement in Salem, Massachusetts.


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

   Year             Quarter Ending                  High Bid         Low Bid
   ----             --------------                  --------         -------
   2001             March 31, 2001                  $  0.34          $  0.08

                    June 30, 2001                   $  0.19          $  0.05

                    September 30, 2001              $  0.22          $  0.05

                    December 31, 2001               $  0.22          $  0.05


   2002             March 31, 2002                  $  0.20          $  0.02

                    June 30, 2002                   $  0.32          $  0.04

                    September 30, 2002              $  0.28          $  0.10

                    December 31, 2002               $  0.36          $  0.12


   2003             March 31, 2003                  $  0.26          $  0.09

                    June 30, 2003                   $  0.28          $  0.11


                    September 30, 2003              $  0.33          $  0.17

                    Through December 8, 2003        $  0.50          $  0.22



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


         As of December 31, 2002 there were approximately 77 shareholders of record of MR3 Systems, Inc. Series A Preferred Stock. As of October 31, 2003, there are 245,684 shares of preferred stock issued and outstanding. Preferred stock is convertible into common shares on a one-to-one ratio. There is no market for the trading of the Company's preferred stock.


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

Equity Compensation Table

         The following table provides information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2002. As of the end of fiscal year 2002, the Company had not adopted any formal equity based compensation plan for the benefit of employees and/or non-employees. All securities noted in the table below resulted from individual compensation arrangements with employees, consultants or advisors.

                      EQUITY COMPENSATION PLAN INFORMATION

          Plan category             Number of securities to       Weighted average         Number of securities
                                    be issued upon exercise       exercise price of       remaining available for
                                    of outstanding options,      outstanding options,         future issuance
                                      warrants and rights        warrants and rights

                                              (a)                        (b)                        (c)
Equity compensation plans                     -0-                        -0-                        -0-
approved by security holders
Equity compensation plans not             17,270,305                   $ 0.086                      -0-
approved by security holders
Total                                     17,270,305                   $ 0.086                      -0-



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


         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $464,500. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. These startup expenses included, but were not limited to rent, deposits, property taxes, roads and grading, ore sampling and testing, bonds and permits, travel and engineering. The notes payable accrue interest at a rate of 12% per annum and carry five-year warrants allowing the note holder to purchase common shares of the Company's stock at a price of fifteen cents ($0.15) per share. The number of warrants granted is equal to 2 warrants for each dollar provided under the note payable. Note holders as a group were to be allocated up to 10% of any net income from gold and other precious metals sales derived from production at the Empire Gold plant less associated costs of sale and manufacture, until such time as they receive 10 times (10x) their initial investment. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and received an additional $349,500 in the first half of 2003.

         In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. The majority of note holders converted their principal and interest into restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these note holders were granted restricted shares of the Company's common stock equal to the amount of warrants originally granted pursuant to individual notes. The warrants granted to these two note holders were subsequently cancelled.


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


         The Company is presently migrating its technology to new industries and has incurred losses from its inception through December 31, 2002. From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana and generated only limited revenues during that period. In fourth quarter of 2001, the Company discontinued operation of the Butte facility for economic reasons.

         In June 2002, the Company entered into a Metals Extraction Agreement with Consolidated Empire Gold, Inc., of Evergreen, Colorado, to process gold from the gold tailings located at an old mining site, the Grace Gold Mine Complex in Empire, Colorado. On October 23, 2002, the Company entered into an expanded ten-year Metals Extraction Agreement with Consolidated Empire Gold, Inc., which included the processing of the gold ore. On October 21, 2003 the Company executed a termination and mutual release agreement with CEG in connection with the aforementioned operating agreements. The Company may choose to revisit this opportunity if a suitable mining partner is identified to handle the mining aspects and pretreatment requirements of the project or if CEG chooses to pay these expenses of its own accord.


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


         Further detail and discussion of these projects and MR3's plans for its intended processing facilities are provided under the Current Operations section of Item 1 of this annual report.


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


         Depreciation and amortization decreased substantially in 2002 to a level of $4,015 as compared to $63,472 for the comparable period in 2001. The difference is directly attributed to the material write-off of certain property and equipment at the beginning of 2002.


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


         The Company's net loss for fiscal year 2002 declined 15.1% to $1,011,350 as compared to $1,191,843 for fiscal year 2001. The decrease was primarily attributed to the decline in cost of goods sold from $387,635 in 2001 to $87,802 in 2001 related to the discontinuation of the Company's Butte operations in late 2001 and the delay in the anticipated 2002 start of mining operations in Colorado. Consequently, overall operating expenses declined accordingly in 2002.


Net Operating Losses


         At December 31, 2002, 2001, and 2000, the Company has available approximately $7,174,000, $6,525,000,and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. At December 31, 2002, 2001, and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.


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


         As of December 31, 2002, the Company had total assets of $239,022 and a total shareholder's holder's deficit of $1,192,939 compared with total assets of $343,476 and total stockholder's deficit of $651,512 at December 31, 2001. Total assets decreased primarily due the $202,907 impairment loss recorded in fiscal year 2002 of certain manufacturing property and equipment in connection with the closure of the Butte, Montana facility. The increase in total shareholder's deficit over the two periods is principally the net result of the increase in accumulated deficit of approximately $1 million related to the loss from operations of the Company's business activities in 2002.

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


Plan of Operation

         In August 2003, the Company raised approximately $735,00 pursuant to a private placement with various accredited investors. The funds have been used to retire certain liabilities and for general working capital. Management does not deem this cash reserve to be sufficient to satisfy its cash requirements for 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

         The Company intends to meet its ongoing cash requirements for this period through a combination of funding sources including, but not limited to private placements, debt instruments with private parties, sales of technology licenses and anticipated revenues generated from contractual applications of its technology. Management can provide no assurance that any funds will be derived from such sources, but reasonably believes that it will be successful in doing so. Management intends to adjust its monthly rate of expenditures proportional to its cash reserves and funds raised over the next twelve months. In addition, potential revenues derived from its technology related engineering and consulting fees, are expected to supplement the cash reserves of the Company.

         The Company has arranged a $1,250,000 credit facility with a private equity and financing group to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. The Company received the first $250,000 of loan proceeds on October 14, 2003. The location of the first processing plant will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project specific validation, and processing of precious metal bearing concentrates from domestic sources (primarily from the western portion of the United States). The Company will also use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

         The Company expects engineering, design, construction and equipping costs to exceed $1 million in connection with the establishment of the first MR3 processing plant and envisions a schedule of completion within six months of initiation. Follow on plants are likely to vary in cost as a function of the plant size related directly to the particular project or application. The Company may require additional funds over and above the current credit facility if sufficient revenues are not generated from contractual applications during 2004. Development expenses for the MR3 technology will be limited to adapting the technology to specific field applications and are likely to be proportional to the number of projects contracted by the Company. The Company does not expect these technology development costs to exceed the revenues contemplated by each specific project.

         Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company is in the process of selecting a fabricator for its unique MR3 related equipment and expects to shortly initiate orders for long lead-time equipment fabrication. The Company has also established strategic relationships with prominent mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering and assessment activities and fine tuning of its process technology to commercial operating levels.

         Management is in discussion with seven prospects for processing precious metal concentrates from their source locations. In addition, management is reviewing prospects for specialty chemical production in two international locations and two nuclear-related domestic environmental remediation projects. The Company is currently evaluating source samples from certain of these aforementioned parties to determine the viability of the project application and is in various stages of negotiation with regards to structuring related compensation agreements. The operations of any MR3 processing facility is not expected to be labor intensive and accordingly management expects to hire only a limited number of additional employees, if any, in association with each of these projects.

         The Company's licensing activities are directed toward three primary sectors--Mining, Industrial and Environmental. The Company's direct effort in identifying mining related prospects has yielded numerous interested parties. The Company's preliminary strategy is to price its licensing fees in the range of $3 million for an initial site master license with an option to expand to additional site licenses at $1 million each. The design of the MR3 System lends itself to be scalable without material difficulty. The Company will supply the initial materials and provide for recurring materials (equipment, reagents, and media) to the licensee at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with the original license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates as well as a monthly fee related to the licensee savings in capital and operating costs from their normal operations. Management believes that it has a reasonable probability of negotiating a license sale by first quarter 2004, but makes no assurance that it will do so by that time. In addition, management recognizes that it may be required to adjust its pricing strategy for its licensing product due to market demand and other economic considerations.

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


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current Executive Officers and Directors of the Company are as follows: (1)


          Name                 Age                    Position
          ----                 ---                    --------


  Randall S. Reis               61          Chairman of the Board
  Bradley N. Rotter             47          Chief Executive Officer and Director
  John K. Burns                 53          President and Director
  Jody J. Sitkoski              44          Senior Vice President
  Gary Abreim                   61          Chief Financial Officer
  Irving W. DeVoe               66          Chief Science Officer


1. Pursuant to the terms of his employment agreement, the Company elected to terminate the employment of Mr. Larry Hopper, President and Chief Operating Officer, on March 15, 2003. On August 8, 2003, the Company executed a settlement agreement with Mr. Hopper whereby the Company settled any and all potential claims against the Company related to his period of employment with the Company and subsequent termination. In consideration of the settlement, Mr. Hopper was paid a lump sum of $65,000 and was issued vested warrants to purchase 800,000 shares of the Company's common stock at an exercise price of twenty cents ($0.20).

     On January 12, 2002, Dr. Irving DeVoe resigned his positions as Director and Chief Science Officer of the Company. Dr. DeVoe continued, however, to provide technical, management and advisory services to the Company as Chief Scientist on a consulting basis. In June 2003, Dr. DeVoe entered into a full time employment agreement with the Company and resumed the position of Chief Science Officer.

     On October 8, 2003, Mr. David DeVoe resigned his position as Vice President to pursue other interests. Mr. David DeVoe has agreed to provide the Company with consulting services from time to time primarily related to feasibility modeling and cost analysis.

     In November 2003, Mr. Bradley N. Rotter was appointed Chief Executive Officer and Mr. John K. Burns was appointed President. Both were also nominated to be Directors of the Company.


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


         With the exception of Mr. John Burns, none of the officers and /or directors of the Company are currently officers or directors of any other publicly traded corporation. Mr. Burns serves as an independent director on the boards of Emgold Mining Corporation (EMR, TSX) and Northern Orion Resources (NNO, TSX) both of Vancouver, Canada. None of the directors, officers, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.


         The business experience of each of the persons listed above, as well other significant persons and contributors to the Company, are as follows:


         Randall S. Reis. Mr. Reis co-founded MR3 and has been Chairman of the Board since its inception in July 1991. He served as MR3's Chief Executive Officer from 1991-2003. Mr. Reis has over 35 years of executive level management and legal experience in entrepreneurial, private and public companies. Mr. Reis's areas of responsibility typically focused on business start-up, acquisition, IPO strategies, capital raising activities, overall business plan development and implementation, SEC compliance matters, and the negotiation of all major contracts. From 1986 to 1991, Mr. Reis was co-founder, CEO, and a director of Vitafort International Corporation ("VIT"), a publicly traded company, located in Mill Valley, CA. VIT was primarily engaged in the business of developing nutritionally enhanced food and beverage products, including vitamin fortified products for the Crystal Geyser Water Company and Power Burst, a nutritionally fortified sports drink. From 1981 to 1985, Mr. Reis was co-founder, CEO and a director of Edwards Ridge, Lt., a private California corporation, which was engaged in the business of developing multi-unit luxury single-family home real estate projects in Sausalito, CA. From 1970 to 1980, Mr. Reis was a co-founder and senior partner of Burden and Reis, a San Francisco based law firm specializing in corporate, securities, and real estate matters. Mr. Reis is a member of the California, New York and Connecticut State Bars Association, and a graduate of Amherst College (B.A.) and the Stanford School of Law (J.D.).


         Bradley N. Rotter. Mr. Rotter joined the Company on April 1, 2003 as President and Chief Operating Officer. In November 2003, Mr. Rotter was appointed Chief Executive Officer and nominated to be a Director of the Company. Mr. Rotter has over 25 years of experience in the capital, commodity and securities markets where he was instrumental in arranging financing for various companies including public and private placement of debt and equity, as well as other financing instruments. From 1988 to the present, Mr. Rotter has served as a principal officer and/or managing partner of various equity and specialty-financing companies, including Point West Capital Corporation, a San Francisco based publicly traded entity; and the Echelon Group and Presage Corporation, both privately operated companies based in San Francisco. In recognition of one innovative securitization, Mr. Rotter was awarded the Private Deal of the Year Award in 1995 by the Investors Dealers Digest publication. Mr. Rotter currently serves on the board of directors of Authentisure, a privately held company located in San Francisco involved in the business of digital authentication. Mr. Rotter's undergraduate education was at the United States Military Academy at West Point and he holds an MBA degree from the University of Chicago.

         John K. Burns. Mr. Burns joined the Company in November 2003 as President and was subsequently nominated to be a Director of the Company. He has over 30 years of management, financial and consulting experience with both domestic and international firms. He has acted as an advisor or consultant to numerous financial and mining related firms in the areas of business management, fund raising, and financial consulting. Such firms include, but are not limited to Ettuscan Minerals Ltd, Halifax Nova Scotia; Emgold Mining Corporation, Vancouver, Canada; Coexis Limited, Rickmansworth, England; Societe General De Surveillance, Geneva; Stone and Webster International Engineering, Denver, Colorado; Wheaton River Minerals Ltd, Toronto, Canada and Toth Aluminum Company, New Orleans, Louisiana. From March 2000 to December 2002, Mr. Burns served as President and CEO, and then Chairman, of Global Fiduciary Trade Services (GFTS - now called EcoNovo). GFTS was established to provide global fiduciary trade, trust and corporate services over the Internet. In February of 1997, Mr. Burns became President and CEO of Frontier Resources Management, a special purpose, natural resources project management company with US$18M in capital. From 1992 to 1997 Mr. Burns was Global Head and Managing Director of the Derivative Trading and Finance Group at Barclays Metals London, a unit of Barclays Bank PLC, London, England. He was responsible for building and managing the team and the systems necessary to support the trading of derivatives and the paper created from related structured financings. From 1982 to 1990, Mr. Burns worked in a number of trading positions on the equity options, FX and commodity desks at Drexel Burnham and developed the trading and risk management systems used to support derivative trading activities on each desk. In 1986, Mr. Burns took the position of Vice President, Senior Risk Manager and CFO of the Drexel Commodities Group at Drexel Burnham Lambert Inc., New York, New York and of Drexel Burnham Lambert Trade Finance Ltd, New York.

Mr. Burns serves as an independent director on the boards of Emgold Mining Corporation (EMR, TSX) and Northern Orion Resources (NNO, TSX) both of Vancouver, Canada. He is also a US Director of Coexis Ltd., Rickmansworth, U.K. and a Director of Equinom Inc. Chicago, Illinois; both privately held technology companies and software authors. Mr. Burns is an Associated Person of FRM Management LLC in Chicago Ill. Mr. Burns is the author of a number of option and volatility related financial products including: DIVAs (Drexel Implied Volatility Agreements) and DRAFTs (Drexel Range Adjusted Forward Transactions). He is the author and sponsor of the World Commodity Banking System proposal. Mr. Burns is a graduate of the University of Pennsylvania (B.S., 1973). He also completed non-major courses in accounting, finance, marketing and computer science at Wharton while as an undergraduate and in continuing postgraduate, but non-degree studies.

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

         Other Senior Management, Significant Persons and Contributors


Rainer Bauder. Mr. Bauder joined the Company in July 2001, to support Dr. DeVoe at the Salem research laboratories and was appointed a Vice President in October 2003. Mr. Bauder has over 15 years of European experience as a chemical research technician, with special skills in chromatography. From 1986 to 1988 he served as an analytic technician at Nuclear Power Plant KKL, CH-Leibstadt, monitoring plant fluids and emergency systems, handling and analytical determinations of open radioactive sources, monitoring of ground water and river water for cooling systems, and supervising of gas and water sampling units. From 1988 to 1993 he was an agrochemical research technician working with metabolism studies in soil, plant and animals according to OECD and FDA guidelines using HPLC and TLC. From 1993 to 1994 he was a research technician for Ciba-Geigy Ltd., in Basel, Switzerland, also conducting metabolism studies in soil, plant and animals, and examining the behavior of (formulated) agrochemicals in the environment using 14C radio-tracer technique (HPLC/TLC/GC). From 1994 to 1998 he was a senior technician for Techform Engineering Ltd., Embrach, Switerland, where he headed the analytical laboratory, analytical support for research and development, laid out and realized laboratory experiments, including chemical development of industrial processes like fly ash treatment of incineration plants, and monitored pilot plants and technical support. From 1998 until joining the Company in 2001, Mr. Bauder was a service engineer for Shimadzu Switzerland Ltd., working with instruments, including Total Carbon Analyzers (TOC) and Gaschromatographs (GC-GC/MS).

Peter Odintsov. Mr. Odintsv joined the Company in December 2003 as Vice President of Operations and is chiefly responsible for managing the information requirements of the Company. Mr. Odintsov has over a decade of experience in information systems and related operations. In addition he has had extensive experience in modeling and database management. In 1991, as a Portfolio Analyst for Allegiance Capital, located in San Francisco, he administered a $40 million loan portfolio and managed the interface with the Trustee and investor group. He also served as head of the Information Systems at Point West Capital Corporation, a San Francisco based publicly traded venture capital firm from 1999 to 2003. In 1998, Mr. Odintsov became a founder of Prominvest Consulting in Tomsk, Russia, where he conducted the feasibility studies and provided consulting services for the acquisition of the Tomsk Pencil Factory by a private Russian company. He has also worked as a consultant to many Russian businesses on foreign exporting and fundraising activities. Mr. Odintsov is a graduate of Polytechnic University in Tomsk, Russia, with a B.S. in Management Information Systems in Banking (1996), along with courses toward a Masters Degree in Information Systems in Economics.


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

                           Summary Compensation Table
                                                                 Long Term Compensation Awards
                                                                -------------------------------
                        Annual Compensation                          Awards             Payout
                                                                ------------------     --------
                                                                                      Securities
                                                              Restricted              Underlying    All Other
        Name and                                                 Stock      LTIP       Options/      Compen-
   Principal Position     Year       Salary    Bonus   Other    Awards     Pay-out     SARs (#)      sation
   ------------------     ----       ------    -----   -----    ------     -------     --------      ------
                                       ($)      ($)     ($)                                           ($)
Randall S. Reis           2002       79,730                                                  --
Chairman & Chief          2001       47,594                                                  --
Executive Officer(1)      2000      122,500                                                  --

Larry J. Hopper           2002       11,929                                                  --
President, COO,           2001       25,500                                                  --
and Senior Vice           2000       28,000                                             500,000
President(2)

Irving W. DeVoe           2002       35,000                                             998,884
Chief Science Officer     2001       37,000                                           1,774,067
and Director(3)           2000      120,000                                             967,138

---------------

   1. Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $6,176, $37,906 and $25,500, respectively. Mr. Reis'
         employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Mr. Reis has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation.

   2. Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $122,066, $46,566 and $0, respectively. On January 15, 2003, pursuant to Mr. Hopper's employment agreement, he was provided with a 60-day notice of employment termination. Securities underlying options include warrants granted during the noted period at $0.25 per share with a five-year exercise period.

   3. Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2002, 2001, and 2000 was $64,000, $51,000 and $28,000, respectively. Dr. DeVoe's employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Dr. DeVoe has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants
                                -----------------

                            Number of        % of Total
                           Securities       Options/SARs
                           Underlying        Granted to
                          Options/SARs      Employees in      Exercise or Base     Expiration
           Name            Granted (#)       Fiscal year      Price ($/Share)         Date
           ----            -----------       -----------      ---------------         ----
Irving W. DeVoe               998,884          38.73%              $ 0.10          12/31/2007
Jody Sitkoski, VP(1)           30,000          01.16%              $ 0.15          12/29/2007
Gary Abreim, CFO(2)         1,000,000          38.77%              $ 0.03          12/31/2007

   1. At the time of the grant, Mr. Sitkoski was not a designated officer of the Company, but became a Senior Vice President in January 2003.

   2. At the time of the grant, Mr. Abreim was not a designated officer of the Company, but became the Chief Financial Officer in April 2003.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information, to the best knowledge of the Company, as of October 31, 2003, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the executive officers named in the Summary Compensation Table above and (d) all current directors and executive officers as a group.


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

   Name and Address                         Amount and Nature        Percent of
   of Beneficial Owner                     of Beneficial Owner         Class 1
   -------------------                     -------------------         -------


   Randall S. Reis *                           6,621,687 (2)             8.27%

   Irving W. DeVoe*                            6,983,489 (3)             8.73%
   100 Cummings Center, S-336-H
   Beverly, MA 01915

   Bradley N. Rotter *                         9,333,330 (4)            11.66%

   Gary Abreim *                               1,277,450 (5)             1.60%

   Rainer Bauder*                                100,000 (6)             0.12%
   100 Cummings Center, S-336-H
   Beverly, MA 01915
   Jody Sitkoski *                             1,332,964 (7)             1.41%

   Steven M. Schorr                            5,278,181 (8)             6.84%
   P.O. Box 2120
   Kihei, HI 96753

   Mel Kelm                                    5,783,357 (9)             7.22%
   Pfeiffer Ridge, #7
   Big Sur, CA 93920

   Zevtec Canada, Inc.                         3,714,287 (10)            4.64%
   Mr. Michael Cartmel
   1055 West 14th street
   N. Vancouver, BC V7P 3P2

   All directors and executive officers       40,072,708 (11)           50.00%
   as a group


   ------------------

    * Director and/or executive officer or executive management


1. Based upon 59,316,816 shares of common stock outstanding on October 31, 2003, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 20,750,479 shares of common stock which are exercisable within sixty days. This figure does not include the 1,000,000 warrants granted to Mr. John Burns in November 2003 that are exercisable for a five year period at a price of $0.35 per share. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 80,067,295 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.


2. Includes 1,000,000 shares that may be acquired by Mr. Reis pursuant to the exercise of warrants priced at $0.10 per share and expiring 5/1/08.

3. Includes 5,440,089 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 through 12/31/07.


4. Includes 5,999,997 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced between $0.10 to $0.36 per share and expiring during the period 2/11/06 through 10/01/08.

5. Includes 1,000,000 shares that may be acquired by Mr. Abreim pursuant to the exercise of warrants priced at $0.03 per share and expiring 12/31/07.

6. Includes 100,000 shares that may be acquired by Mr. Bauder pursuant to the exercise of warrants priced between $0.10 and $0.12 per share and expiring during the periods 5/18/06 and 5/18/07.


7. Includes 1,065,000 shares that may be acquired by Mr. Sitkoski pursuant to the exercise of warrants priced between $0.05 and $0.20 and expiring during the period 2/25/05 and 1/1/08.

8. Includes 1,590,439 shares that may be acquired by Mr. Schorr pursuant to the exercise of warrants between $0.07 and $0.10 and expiring during the period 11/30/04 and 09/1/07.

9. Includes 830,667 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced between $0.02 and $0.05 and expiring during the period 7/15/06 and 5/9/07.


10. Includes 2,785,715 shares that may be acquired by Zevtec Canada, Inc. pursuant to the exercise of warrants priced at $0.07 and expiring during the period 10/1/07 and 2/18/08. Also includes 928,572 shares that may be acquired through the conversion of various convertible notes priced at $0.07 and expiring during the period 10/1/07 and 04/10/08.

11. Includes 14,615,086 shares that may be acquired by the Company's directors or executive officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 10/30/04 and 10/1/08.


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


         In April 2003, the Company granted Mr. Bradley Rotter, then President and COO as of April 2003, 6 million warrants to purchase common shares of the Company's stock at a price of ten cents ($0.10) per share. 3 million warrants vest immediately and the balance of 3 million warrants vest, beginning April 1, 2003, at a rate of 83,333 per month until such time as the Company sells its first gold bar from production or receives revenue from a license sale. At that point the vesting schedule increases to a rate of 166,666 per month.

         In June 2003, in connection with Dr. Irving DeVoe's waiver of his anti-dilution agreement with MR3, the Company granted him 200,000 shares of restricted common stock of the Company.

         In November 2003, the Company granted John K. Burns, Chief Executive Officer, 1,000,000 warrants to purchase common shares of the Company's stock at a price of thirty-five cents ($0.35) per share over a five-year period.



                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


2.0(1)   Plan and Agreement of Reorganization, dated October 3, 1997

3.1(1)   Articles of Incorporation of Company, filed July 3, 1991

3.2(1) Certificate of Amendment of Articles of Incorporation of Company, filed March 9, 1992

3.3(1) Amended and Restated Articles of Incorporation of Company, filed February 26, 1997

3.4(1) Certificate of Incorporation of Emarethree Corporation, a wholly owned subsidiary of the Company, filed June 8, 2000

3.5(1) Amended and Restated Certificate of Incorporation of Emarethre Corporation changing name to MR3 Systems, Inc., filed March 31, 2000

3.6(1) Delaware Certificate of Ownership and Merger Merging Bioponic International into MR3 Systems, Inc. filed, April 28, 2000

3.7(1) By-Laws of MR3 Systems, Inc., filed as Exhibit to Form 10-SB dated February 12, 2001

10.1     Randall S. Reis Employment Agreement, dated May 1, 2003(2)

10.2     Irving W. DeVoe Employment Agreement, dated June 13, 2003(2)

10.3     Jody J. Sitkoski Employment Agreement, dated January 1, 2003(2)

10.4     Bradley N. Rotter Employment Agreement, dated April 1, 2003(2)

10.5 MR3 Metals Extraction Agreement between the Company and "CEG", dated October 23,2002.(2)

10.6 Amendment #1, dated May 1, 2003, to the MR3 Metals Extraction Agreement between the Company and "CEG" dated October 23, 2002.(2)

10.7 MR3 Technology Acquisition Agreement between the Company and Linsa Associates, Ltd., dated April 10, 2002.(2)

10.8 Amendment #1, dated October 28, 2002, to the MR3 Technology Acquisition Agreement between the Company and Linsa Associates, Ltd., dated April 10, 2002.(2)

10.9 MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.(2)

10.10 Amendment #1, dated May 6, 2003, to the MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.(2)

10.11 Termination Agreement and Mutual Release between CEG and the Company dated October 21, 2003.

21.1     Subsidiary of the Company(2)

23.1     Consent of Pohl, McNabola, Berg & Company

         (1) Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.

         (2) Incorporated by reference from the annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003.



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


                                             MR3 Systems, Inc.


Date:  December 11, 2003
                                             By: /s/ RANDALL S. REIS
                                                 -------------------------------
                                                 Randall S. Reis
                                                 Chairman of the Board



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                     Date
         ---------                          -----                     ----


/s/ RANDALL S. REIS               Chairman of the Board        December 11, 2003
--------------------------
Randall S. Reis

/s/ BRADLEY N. ROTTER             Chief Executive Officer      December 11, 2003
--------------------------        and Director
Bradley N. Rotter

/s/ JOHN K. BURNS                 President and Director       December 11, 2003
--------------------------
John K. Burns

/s/ GARY ABREIM                   Chief Financial Officer      December 11, 2003
--------------------------
Gary Abreim

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



I, Bradley N. Rotter, certify that:


1. I have reviewed this annual report on Form 10-KSB of MR3 Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                             /s/ BRADLEY N. ROTTER
                                             -----------------------------------
Date: December 11, 2003                      Bradley N. Rotter
                                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Gary Abreim, certify that:

1. I have reviewed this annual report on Form 10-KSB of MR3 Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                             /s/ GARY ABREIM
                                             -----------------------------------
Date: December 11, 2003                      Gary Abreim
                                             Chief Financial Officer

                                MR3 SYSTEMS, INC

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000







                                 C O N T E N T S

                        ---------------------------------





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


As discussed in Note 15, MR3 Systems, Inc.'s management concluded that an intangible asset should be written off at December 31, 2000. Accordingly, the Company recorded an impairment loss of $70,051 in the financial statements for the period ended December 31, 2000.


Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 20, 2003, except for Note 14 and Note 15, which are dated December 1, 2003

                                MR3 SYSTEMS, INC
                                 BALANCE SHEETS
                        DECEMBER 31, 2002, 2001, AND 2000

                                                                      2002           2001           2000
                                                                   -----------    -----------    -----------
ASSETS
   Cash                                                            $    12,496    $        55    $     3,201
   Accounts receivable                                                      --             --          9,167
   Inventory                                                                --             --         18,355
   Prepaid expenses                                                    105,000             --             --
                                                                   -----------    -----------    -----------

       Total current assets                                            117,496             55         30,723
                                                                   -----------    -----------    -----------

   Property, equipment and leaseholds,
     net of accumulated depreciation and amortization                  113,029        325,951        387,625
   Property held for sale                                                6,000             --             --
   Deposits                                                              2,497         17,470          3,818
                                                                   -----------    -----------    -----------


       Total non-current assets                                        121,526        343,421        391,443
                                                                   -----------    -----------    -----------

         TOTAL ASSETS                                              $   239,022    $   343,476    $   422,166
                                                                   ===========    ===========    ===========



LIABILITIES
   Accounts payable                                                $   526,731    $   361,125    $   212,949
   Payroll taxes payable                                               196,696        168,406        115,271
   Accrued expenses                                                    302,819        178,111         97,139
   Note payable                                                         84,254         84,254         84,254
   Short term notes payable                                            158,608        139,644        128,767
                                                                   -----------    -----------    -----------

       Total current liabilities                                     1,269,108        931,540        638,380
                                                                   -----------    -----------    -----------

   Long term notes payable                                              99,405             --             --
   Liabilities related to discontinued division                         63,448         63,448         63,448
                                                                   -----------    -----------    -----------

       Total long term liabilities                                     162,853         63,448         63,448
                                                                   -----------    -----------    -----------

         TOTAL LIABILITIES                                           1,431,961        994,988        701,828
                                                                   -----------    -----------    -----------


SHAREHOLDERS' DEFICIT
   Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 48,382,171 shares in 2002,
     40,483,101 shares in 2001, and 31,909,010 shares in 2000          483,822        404,831        319,090
   Preferred stock: 5,000,000 shares authorized; par value $0.01
     Series A, 1,250,000 shares authorized; issued
     and outstanding 245,464 shares in 2002, 259,214 shares
     in 2001, and 320,839 shares in 2000                                 2,455          2,592          3,208
   Additional paid-in capital                                        7,403,600      7,012,531      6,277,663
   Accumulated deficit                                              (9,082,816)    (8,071,466)    (6,879,623)
                                                                   -----------    -----------    -----------

         Total shareholders' deficit                                (1,192,939)      (651,512)      (279,662)
                                                                   -----------    -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT
                                                                   $   239,022    $   343,476    $   422,166
                                                                   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                  2002            2001            2000
                                              ------------    ------------    ------------
Income
  Sales                                       $         --    $     57,749    $    130,566
  Cost of goods sold                                87,802         387,635         288,267
                                              ------------    ------------    ------------

         Gross margin                              (87,802)       (329,886)       (157,701)
                                              ------------    ------------    ------------


Operating Expenses
  Research and development                         129,921         136,365         481,598
  Mining expenses                                   59,449              --              --
  Office expenses                                   67,243         137,682          94,357
  Personnel expenses                               146,867         204,032         275,185
  Outside services and professional fees           244,642         212,407         195,274
  Rent                                              41,356          63,450          20,200
  Loss on equipment write-down                     202,907              --              --
  Depreciation                                       4,015          63,472          58,772
  Impairment loss                                       --              --          70,051
                                              ------------    ------------    ------------

         Total operating expenses                  896,400         817,408       1,195,437
                                              ------------    ------------    ------------


Other (Income) and Expenses
  Interest (income) and expense                     53,863          20,749          57,112
  Other (income) and expense                       (27,515)         23,000           6,491
                                              ------------    ------------    ------------

         Total other (income) and expense           26,348          43,749          63,603
                                              ------------    ------------    ------------


            Net loss before taxes               (1,010,550)     (1,191,043)     (1,416,741)
                                              ------------    ------------    ------------


            Provision for income taxes                 800             800             800
                                              ------------    ------------    ------------


Net loss                                      $ (1,011,350)   $ (1,191,843)   $ (1,417,541)
                                              ============    ============    ============


  Loss per share:
            Basic - continuing operations     $      (0.02)   $      (0.03)   $      (0.05)
                                              ============    ============    ============
            Diluted - continuing operations   $      (0.02)   $      (0.03)   $      (0.05)
                                              ============    ============    ============

  Weighted average number of shares:
            Basic                               44,061,503      37,393,288      28,647,119
                                              ============    ============    ============
            Diluted                             44,061,503      37,393,288      28,647,119
                                              ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                         Common                     Preferred
                                         Stock                        Stock               Additional
                              --------------------------    --------------------------      paid-in      Accumulated
                                Shares         Amount         Shares         Amount         Capital        Deficit         Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1999      24,870,964    $   248,710        556,455    $     5,565    $ 4,895,877    $(5,297,786)   $  (147,635)

Sale of common stock            5,284,739         52,847             --             --      1,099,622             --      1,152,469

Conversion of preferred
stock into common stock           235,616          2,356       (235,616)        (2,356)            --             --             --

Conversion of notes payable
into common stock                 200,000          2,000             --             --         18,000             --         20,000

Exercise of warrants into
common stock                    1,313,859         13,139             --             --        118,248             --        131,387

Shares repurchased of
warrants exercised                (58,668)          (587)            --             --       (125,800)            --       (126,387)

Compensation recognized
on options granted                     --             --             --             --        217,341             --        217,341

Warrant issuance                       --             --             --             --         30,000             --         30,000

Common stock issued
for services                       62,500            625             --             --         24,375             --         25,000

Dividends-in-kind                      --             --             --             --             --       (164,296)      (164,296)


Net loss                               --             --             --             --             --     (1,417,541)    (1,417,541)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2000      31,909,010    $   319,090        320,839    $     3,208    $ 6,277,663    $(6,879,623)   $  (279,662)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========



Sale of common stock            8,175,016         81,750             --             --        581,635             --        663,385

Conversion of preferred
stock into common stock            61,625            616        (61,625)          (616)            --             --             --

Compensation recognized
on options granted                     --             --             --             --        134,960             --        134,960

Common stock issued
for services                      337,450          3,375             --             --         18,273             --         21,648


Net loss                               --             --             --             --             --     (1,191,843)    (1,191,843)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance December 31, 2001      40,483,101    $   404,831        259,214    $     2,592    $ 7,012,531    $(8,071,466)   $  (651,512)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========



Sale of common stock            3,592,523         35,925             --             --         70,555             --        106,481

Conversion of preferred
stock into common stock            13,750            138        (13,750)          (138)            --             --             --

Conversion of notes payable
into common stock               1,866,667         18,667             --             --         35,333             --         54,000

Conversion of accrued
interest into common stock         46,130            461             --             --            922             --          1,383

Exercise of warrants into
common stock                       50,000            500             --             --          1,000             --          1,500

Compensation recognized
on options granted                     --             --             --             --         44,096             --         44,096

Warrant issuance                       --             --             --             --         99,463             --         99,463

Common stock issued
for services                    2,330,000         23,300             --             --        139,700             --        163,000

Net loss                               --             --             --             --             --     (1,011,350)    (1,011,350)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------


Balance December 31, 2002      48,382,171    $   483,822        245,464    $     2,455    $ 7,403,600    $(9,082,816)   $(1,192,939)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                           2002           2001           2000
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(1,011,350)   $(1,191,843)   $(1,417,541)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                            4,015         63,472         58,772
     Impairment loss                                             --             --         70,051
     Net loss on write-down of property and equipment       202,907             --             --
     Compensation expense on stock options granted           44,096        134,960        217,341
     Amortization of warrant issuance                        33,868             --         30,000
     Shares issued for Services                             163,000         21,648         25,000


   Changes in assets and liabilities
     Accounts receivable                                         --          9,167         (4,652)
     Inventory                                                   --         18,355          1,602
     Prepaid expenses and deposits                          (90,027)       (13,652)        25,274
     Accounts payable                                       165,606        148,176         79,903
     Payroll taxes payable                                   28,290         53,135         26,894
     Accrued expenses                                       124,708         80,972       (133,854)
     Accrued interest on shareholder notes                   13,347         10,877         11,198
     Liabilities related to discontinued division                --             --        (36,752)
                                                        -----------    -----------    -----------
       Net cash used by operating activities            $  (321,540)   $  (664,733)   $(1,046,764)
                                                        -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                 $        --    $    (1,798)   $  (108,442)
                                                        -----------    -----------    -----------

       Net cash used by investing activities            $        --    $    (1,798)   $  (108,442)
                                                        -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable-shareholders             $   247,000    $        --    $        --
   Principal payments on notes payable-shareholders         (21,000)            --             --
   Proceeds from sale of common stock and warrants          107,981        663,385      1,157,469
                                                        -----------    -----------    -----------

       Net cash provided by financing activities        $   333,981    $   663,385    $ 1,157,469
                                                        -----------    -----------    -----------

                                   (continued)


   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                          2002          2001          2000
                                                       -----------   -----------   -----------
        Increase (decrease) in cash and
        short-term investments                         $    12,441   $    (3,146)  $     2,263
                                                       -----------   -----------   -----------

        Balance at beginning of year                            55         3,201           938
                                                       -----------   -----------   -----------

        Balance at end of year                         $    12,496   $        55   $     3,201
                                                       ===========   ===========   ===========



Supplemental disclosures:

    Cash paid for interest                             $        --   $       984   $    10,297
                                                       ===========   ===========   ===========
    Cash paid for taxes                                $        --   $       800   $       800
                                                       ===========   ===========   ===========


Supplemental Schedule of Non-Cash Investing and Financing Activities:

                                                          2002          2001          2000
                                                       -----------   -----------   -----------

    Conversion of notes payable into common stock      $    54,000   $        --   $    20,000
                                                       ===========   ===========   ===========

    Conversion of accrued interest into common stock   $     1,383   $        --   $        --
                                                       ===========   ===========   ===========

    Common stock issued for services                   $   163,000   $    21,648   $    25,000
                                                       ===========   ===========   ===========

    Compensation expense on stock options and
    warrants granted                                   $    44,096   $   134,960   $   217,341
                                                       ===========   ===========   ===========

    Amortization of warrant issuance                   $    33,868   $        --   $    30,000
                                                       ===========   ===========   ===========

    Conversion of Accounts payable into Note Payable   $        --   $        --   $    84,254
                                                       ===========   ===========   ===========

    Dividend-in-kind:
      During the year ended December 31, 2000, the net assets of the Company's discontinued division, Airponic Growing Systems, of $164,296 have been charged to the Company's accumulated deficit.

                                                          2000
                                                       -----------
        Inventory                                      $   120,251
        Property and equipment, net                          1,932
        Intangible assets                                   42,113
        Charge to accumulated deficit                     (164,296)
                                                       -----------
        Total                                          $        --
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


Intangible assets subject to amortization include purchased designs and proprietary rights for the metals extraction and separation technology capable of processing industrial wastes and other complex metal sources into pure metals and specialty chemical products. Impairment loss of this intangible asset amounted to $70,051 for the period ended December 31, 2000.

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

The consolidated financial results of the Company reflect the divestiture of Airponics Growing Systems, Inc. The net assets of the discontinued segment of $164,296 are noted as follows and have been charged against the Company's accumulated deficit to reflect the spin-off:

                  Inventory                          $     120,251
                  Property and equipment, net                1,932
                  Intangible assets                         42,113
                                                     -------------

                  Total                              $     164,296
                                                     =============


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


4.       Property and Equipment
         ----------------------

Property and equipment at December 31, 2002, 2001, and 2000 consisted of the following:


                                              2002         2001         2000
                                           ----------   ----------   ----------

     Office furniture and fixtures         $   57,810   $   70,282   $   70,282
     Computer and manufacturing equipment     119,248      471,991      470,193
     Leasehold improvements                     3,382       19,278       19,278
                                           ----------   ----------   ----------

     Total property and equipment             180,440      561,551      559,753
     Less accumulated depreciation            (67,411)    (235,600)    (172,128)
                                           ----------   ----------   ----------

     Total                                 $  113,029   $  325,951   $  387,625
                                           ==========   ==========   ==========


Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $4,015, $63,472 and $58,772, respectively.


5.       Impairment of Long-Lived Assets
         -------------------------------

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

Accrued expenses at December 31, 2002, 2001 and 2000 consisted of the following:

                                              2002         2001         2000
                                           ----------   ----------   ----------

          Deferred compensation            $  240,459   $  171,689   $   82,967
          Accrued interest                     11,560        6,422        4,422
          Accrued payroll                          --           --        9,750
          Accrued audit fees                   50,000           --           --
          State income tax payable                800           --           --
                                           ----------   ----------   ----------

          Total                            $  302,819   $  178,111   $   97,139
                                           ==========   ==========   ==========


7.       Notes Payable
         -------------

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


7.       Notes Payable (continued)
         -------------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


Long-term notes payable at December 31, 2002 consisted of the following:


                                                                        2002
                                                                     ----------
                  12% convertible subordinated debenture dated
                  October 2002, due October 2007 with interest
                  due and payable on the maturity date,
                  convertible into 714,286 of common stock at
                  $0.07 per share at any time prior to
                  maturity.                                          $   50,000

                  12% note to a shareholder dated November
                  2002, due November 2007 with interest due and
                  payable on first anniversary date and
                  thereafter on a quarterly basis.                       50,000

                  12% note to a shareholder dated December
                  2002, due December 2007 with interest due and
                  payable on first anniversary date and
                  thereafter on a quarterly basis.                       15,000

                  12% note to a shareholder dated November
                  2002, due November 2007 with interest due and
                  payable on first anniversary date and
                  thereafter on a quarterly basis.                       50,000

                 Less: Unamortized discount                             (65,595)
                                                                     ----------


                 Total long-term notes payable                       $   99,405
                                                                     ==========


There were no long-term notes payable at December 31, 2001 and 2000.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


7.       Notes Payable (continued)
         -------------------------

Short-term notes payable at December 31, 2002 consisted of the following:

                                                                        2002
                                                                     ----------

                  10% demand convertible note, due January 2004
                  with interest and principal due and payable
                  on maturity date. Note holder has the option
                  to convert the note into shares of common
                  stock at $0.05 per share if the note becomes
                  overdue.                                           $  131,608

                  Demand note payable, unsecured, interest at 10%.       20,000

                  Demand note payable to a shareholder, unsecured,
                  interest at 10%.                                        7,000
                                                                     ----------
                  Total short-term notes payable                     $  158,608
                                                                     ==========



Short-term notes payable at December 31, 2001 consisted of the following:

                                                                        2001
                                                                     ----------

                  10% demand convertible note, due January 2003
                  with interest and principal due and payable
                  on maturity date. Note holder has the option
                  to convert the note into shares of common
                  stock at $0.10 per share if the note becomes
                  overdue.                                           $  119,644

                  Demand note payable, unsecured, interest at 10%.       20,000
                                                                     ----------

                  Total short-term notes payable                     $  139,644
                                                                     ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


7.       Notes Payable (continued)
         -------------------------

Short-term notes payable at December 31, 2000 consisted of the following:

                                                                        2000
                                                                     ----------

                  10% demand convertible note, due January 2002
                  with interest and principal due and payable
                  on maturity date. Note holder has the option
                  to convert the note into shares of common
                  stock at $0.10 per share if the note becomes
                  overdue.                                           $  108,767

                  Demand note payable, unsecured, interest at 10%.       20,000
                                                                     ----------

                  Total short-term notes payable                     $  128,767
                                                                     ==========


Accrued interest on these notes amounted to $11,560, $6,422 and $4,422 at December 31, 2002, 2001, and 2000, respectively.


8.       Shareholders' Equity
         --------------------

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


9.       Income Taxes
         ------------

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

                                          2002         2001         2000
                                       ----------   ----------   ----------
          Current
               Federal                 $       --   $       --   $       --
               State                          800          800          800
                                       ----------   ----------   ----------

                                              800          800          800
          Deferred
               Federal                         --           --           --
               State                           --           --           --
                                       ----------   ----------   ----------

                                               --           --           --
                                       ----------   ----------   ----------

          Provision for income taxes   $      800   $      800   $      800
                                       ==========   ==========   ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


9.       Income Taxes (continued)
         ------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:


                                                          2002           2001           2000
                                                       -----------    -----------    -----------
   Deferred tax asset
     Net operating loss carryforward                   $ 2,755,891    $ 2,506,679    $ 2,149,268
     Amortization of intangible assets                      23,892         26,340         29,342
     Deferred benefits and other accruals                  241,173        175,629        118,178
                                                       -----------    -----------    -----------

   Total deferred tax asset                              3,020,956      2,708,648      2,296,788

   Deferred tax liability
     Differences between book and tax depreciation          16,307         90,595         89,778
     State income tax benefit                              125,131        105,755         88,023
                                                       -----------    -----------    -----------

   Total deferred tax liability                            141,438        196,350        177,801
                                                       -----------    -----------    -----------

   Net deferred tax asset before valuation allowance     2,879,518      2,512,298      2,118,987
   Less valuation allowance                             (2,879,518)    (2,512,298)    (2,118,987)
                                                       -----------    -----------    -----------
   Net deferred tax asset                              $        --    $        --    $        --
                                                       ===========    ===========    ===========


A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                             2002         2001         2000
                                          ----------   ----------   ----------

Income tax provision (benefit) computed
at federal statutory rate                     (34.00%)     (34.00%)     (34.00%)

State income tax rate                          (8.84%)      (8.84%)      (8.84%)

Valuation allowance                            42.92%       42.92%       42.92%
                                          ----------   ----------   ----------

Effective income tax rate                       0.08%        0.08%        0.08%
                                          ==========   ==========   ==========

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


9.       Income Taxes (continued)
         ------------------------


At December 31, 2002, 2001, and 2000, the Company has available approximately $7,174,000, $6,525,000 and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2002, 2001, and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.



10.      Commitments and Contingencies
         -----------------------------

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


11.      Stock Options and Warrants
         --------------------------

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


11.      Stock Options and Warrants (continued)
         --------------------------------------

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


11.      Stock Options and Warrants (continued)
         --------------------------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


11.      Stock Options and Warrants (continued)
         --------------------------------------

The following table summarizes information about options and warrants outstanding at December 31, 2002:

                               Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------  ---------------------------------
                                               Weighted
                             Number            Average        Weighted                           Weighted
                        Outstanding as of     Remaining       Average           Number           Average
   Range of Exercise      December 31,       Contractual      Exercise     Exercisable as of     Exercise
        Prices                2002               Life          Price       December 31, 2002      Price
   -----------------   ------------------   --------------   ----------  ---------------------  ----------
   $    0.01-0.03           5,065,667            4.55         $   0.02           5,065,667       $   0.02

   $    0.05-0.07           3,142,857            4.55         $   0.07           3,142,857       $   0.07

   $      0.10             11,291,638            2.70         $   0.10          11,291,638       $   0.10

   $    0.12-0.25           2,669,000            3.12         $   0.19           2,669,000       $   0.19

   $    0.38-0.40             250,000            1.81         $   0.39             250,000       $   0.39

   $    0.50-0.53             307,736            2.48         $   0.50             307,736       $   0.50

   $    1.00-4.00             100,000            0.62         $   2.50             100,000       $   2.50
                       ------------------                    ----------  ---------------------  ----------

                           22,826,898                         $   0.11          22,826,898       $   0.11
                       ==================                    ==========  =====================  ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


11.      Stock Options and Warrants (continued)
         --------------------------------------

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001:

                               Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------  ---------------------------------
                                               Weighted
                                               Average        Weighted                           Weighted
                             Number           Remaining       Average           Number           Average
       Range of         Outstanding as of    Contractual      Exercise     Exercisable as of     Exercise
    Exercise Prices     December 31, 2001        Life          Price       December 31, 2002      Price
   -----------------   ------------------   --------------   ----------  ---------------------  ----------

   $    0.05-0.07             300,000            4.53         $   0.05             300,000       $   0.05

   $       0.10            10,809,421            3.35         $   0.10          10,809,421       $   0.10

   $    0.12-0.25           2,619,000            3.59         $   0.20           2,619,000       $   0.20

   $    0.38-0.40             250,000            2.81         $   0.39             250,000       $   0.39

   $    0.50-0.53             340,236            3.18         $   0.50             340,236       $   0.50

   $    1.00-4.00             647,000            0.90         $   3.77             647,000       $   3.77
                       ------------------                    ----------  ---------------------  ----------

                           14,965,657                         $   0.29          14,965,657       $   0.29
                       ==================                    ==========  =====================  ==========

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2000:

                               Warrants and Options Outstanding          Warrants and Options Exercisable
                       ------------------------------------------------  ---------------------------------
                                               Weighted
                                               Average        Weighted                           Weighted
                             Number           Remaining       Average           Number           Average
       Range of         Outstanding as of    Contractual      Exercise     Exercisable as of     Exercise
    Exercise Prices     December 31, 2000        Life          Price       December 31, 2002      Price
   -----------------   ------------------   --------------   ----------  ---------------------  ----------
   $       0.10             7,983,354            3.94         $   0.10           7,983,354       $   0.10

   $    0.12-0.25           1,861,000            4.38         $   0.18           1,861,000       $   0.18

   $    0.38-0.40             250,000            3.81         $   0.39             250,000       $   0.39

   $    0.50-0.53             557,736            2.72         $   0.50             557,736       $   0.50

   $    1.00-4.00             647,000            1.90         $   3.77             647,000       $   3.77
                       ------------------                    ----------  ---------------------  ----------

                           11,299,090                         $   0.35          11,299,090       $   0.35
                       ==================                    ==========  =====================  ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


11.      Stock Options and Warrants (continued)
         --------------------------------------

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:


                                                  2002             2001             2000
                                             -------------    -------------    -------------
   Net Loss:
        As reported                          $  (1,011,350)   $  (1,191,843)   $  (1,417,541)
        Pro forma                            $  (1,121,314)   $  (1,302,387)   $  (1,679,517)


   Basic and diluted loss per common share
        As reported
           Basic                             $       (0.02)   $       (0.03)   $       (0.05)
           Diluted                           $       (0.02)   $       (0.03)   $       (0.05)
        Pro forma
           Basic                             $       (0.03)   $       (0.04)   $       (0.06)
           Diluted                           $       (0.03)   $       (0.04)   $       (0.06)

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


11.      Stock Options and Warrants (continued)
         --------------------------------------

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


12.      Concentrations
         --------------

All sales from continuing operations for the years ended December 31, 2001 and 2000 were made to one major customer.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


13.      Related Party Transactions
         --------------------------

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


14.      Subsequent Events
         -----------------

In February 2003, the Company issued a 12% convertible note to one of its shareholders with a five-year maturity date. The note amounted to $15,000.


In February 15, 2003, the Company entered into an operating lease agreement with SICO, LLC to lease a 10,000 square-foot building in Colorado. The lease is a three-year lease commencing in April 2003 and ending in March 2006 and requires a monthly payment of approximately $4,583. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company is seeking to either mutually terminate its lease agreement with SICO, LLC or have a third party assume the Company's lease obligations.


In April 2003, the Company authorized a 12% convertible note for $30,000 to two unrelated parties with a five-year maturity date.


During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes amounted to an aggregate of $464,500, mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. These notes grant the note holder the right to purchase common stock warrants at the rate of two
(2) warrants per dollar loaned at a price of fifteen cents ($0.15) per share. The note holders as a group were to be allocated up to 10% of net income of the Company from gold sales from production at the Colorado plant. The total amount received from these notes in 2003 amounted to $349,500. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangement to the Empire note holders. The majority of note holders converted their principal and interest into restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with an annual interest rate of 12%. In addition, these note holders were granted shares of the Company's common stock equal to the amount of warrants originally granted. As a consequence, the original warrants of these two note holders were subsequently cancelled.


In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000



at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. The Company has the option of accelerating the term of the B warrant from four years (or the remaining term) to nine months if it achieves all of the following benchmarks: (i) the Company becomes current with its reporting requirements to the Securities and Exchange Commission; (ii) the Company files and becomes effective on a registration statement for said underlying shares and (iii) the company achieves listing on the OTC Bulletin Board exchange. Mr. Bradley Rotter, the Company's Chief Executive Officer, participated in the private placement in the amount of $100,000.

In September 2003, the Company retained the Wells Group, Inc., a Scottsdale, Arizona based investor relations consulting firm to implement a proactive national investor relations campaign on behalf of the Company. The term of the agreement is twelve months and either party may terminate the agreement with thirty days notice after the sixth month. In compensation for its services, the Wells Group will receive 250,000 restricted shares of the Company's common stock for each three-month period the Wells Group provides its services under the agreement.

In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received its first $250,000 of loan proceeds on October 14, 2003. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant.

On November 1, 2003, the Company opened a technical support center (TSC) in Beverly, Massachusetts and transferred all equipment and technical resources from its Salem laboratory to the TSC.

On November 24, 2003, the Company appointed Bradley N. Rotter as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who will retain his position as Chairman of the Board. In November 2003, the Company also appointed Mr. John K. Burns as President of the Company replacing Mr. Rotter in that position. Both Mr. Rotter and Mr. Burns were subsequently nominated for Directors of the Company.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


14.      Subsequent Events (continued)
         -----------------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


14.   Subsequent Events (continued)
      -----------------------------

Employment Agreements (continued)

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



15.      Modification to previously issued audited financial statements
         --------------------------------------------------------------

During 1999, the Company incurred certain costs in connection with the MR3 technology. These costs were capitalized and had a net book value of $70,051 at December 31, 1999. Subsequently, the Company determined that this asset was impaired and should have been written off during 2000. The effect of this change is noted as follows:


                                        2002           2001           2000
                                     -----------    -----------    -----------
          Net loss as previously
          reported                   $(1,011,350)   $(1,198,872)   $(1,354,520)

          Asset write-off                     --             --        (70,051)

          Reversal of amortization            --          7,029          7,030
                                     -----------    -----------    -----------

          Net loss                   $(1,011,350)   $(1,191,843)   $(1,417,541)
                                     ===========    ===========    ===========