Form 10KSB/A
period 2002-12-31
MR3 SYSTEMS INC
filed 2003-12-22
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB-A
--------------------------------------------------------------------------------
                                 Amendment No. 2


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


        The Company's belief that it will be able to provide end products achieving purity levels of greater than 99.9% is based on the Company's actual processing experience at its treatment facility in Butte, Montana and quality control testing by third parties in connection with practical applications of the technology. The resultant liquid zinc sulfate (ZnSO4.H2O) product generated by the Company in Butte routinely exhibited results of greater than 99.9% purity in quality control analysis performed by Company personnel. The MR3 technology has also been tested in practical applications involving plutonium extraction and treatment of nuclear waste streams. Testing of the nuclear related post-treatment product was performed by independent third party companies. In each of these cases, the entities documented and reported end-product purity levels greater than 99.9%. Management believes that the past performance of its technology in practical field applications will translate accordingly to applications of the technology in other future commercial environments.

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

        The Company has established strategic relationships with mining and engineering consultancy firms, such as Arrakis, Inc. and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company will also offer fee based services to its clients including: (i) materials assessment and pre-engineering services; (2) plant engineering and construction services; (3) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias; (4) plant monitoring, operational and maintenance services; and (v) special selective media preparation and production.


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

         Consolidated Empire Gold


        On June 18, 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado, an unrelated party, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado. On October 23, 2002, the Company signed an amended agreement with Empire Gold, which replaced the prior agreement, to expand its initial gold extraction agreement to include the exclusive processing of metal bearing rock at the Empire Complex.

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


        In accordance with its obligations under the operating agreement with Consolidated Empire Gold, the Company retained Arrakis, Inc., a mining process consulting, testing, system design, and equipment fabrication company located in Englewood, Colorado to perform a feasibility analysis of the project costs associated with the CEG venture. Arrakis engages in substantial ore testing, assaying, and process flow sheet development for the domestic and international mining industry and has performed bench/pilot treatability testing and full-scale design, fabrication, and operation of environmental remediation systems. In this consulting capacity, Arrakis was asked to design and estimate the process and cost parameters of fabricating a gravity concentration plant, for the mining of 1200 tons per day of mine tailings and other potential metal-bearing rock located at the CEG mine site. Arrakis' work scope included bulk treatability testing of various samples taken from tailing dumps located on CEG's mine property. This enabled Arrakis to determine an efficient design for the planned gravity concentration plant and a cost analysis for the full-scale production facility.

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

Equity Compensation Table

        The following table provides information about the Company's common stock that may be issued upon the exercise of options and warrants under all of the Company's equity compensation arrangements as of December 31, 2002. Through the end of fiscal year 2002, the Company had not adopted any formal equity based compensation plan for the benefit of employees and/or non-employees. With the one exception noted below, all securities disclosed in the table below resulted from individual grants of options and warrants for services provided to the Company or expected to be provided to the Company. Such grants were unrelated to any written compensation plan or agreement. In the case of Mr. Irving DeVoe, Chief Science Officer of MR3, the majority of his options and warrants were granted pursuant to an employment agreement and related non-dilution rights granted to him. Terms of Mr. DeVoe's employment agreement are more fully detailed and disclosed in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.


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


        In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. Seventeen note holders converted their principal and interest, as of September 30, 2003, into 3,568,667 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants granted to these two note holders were subsequently cancelled.


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


        Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company is in the process of selecting a fabricator for its unique MR3 related equipment and expects to shortly initiate orders for long lead-time equipment fabrication. The Company has also established strategic relationships with mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering and assessment activities and fine tuning of its process technology to commercial operating levels.

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

10.10 Amendment #1, dated May 6, 2003, to the MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.(2)

10.11 Termination Agreement and Mutual Release between CEG and the Company dated October 21, 2003.

10.12 Loan Agreement (Credit Facility) between High Stakes Capital LLC and the Company dated October 7, 2003.


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


                                             MR3 Systems, Inc.


Date:  December 22, 2003
                                             By: /s/ RANDALL S. REIS
                                                 -------------------------------
                                                 Randall S. Reis
                                                 Chairman of the Board



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                     Date
         ---------                          -----                     ----


/s/ RANDALL S. REIS               Chairman of the Board        December 22, 2003
--------------------------
Randall S. Reis

/s/ BRADLEY N. ROTTER             Chief Executive Officer      December 22, 2003
--------------------------        and Director
Bradley N. Rotter

/s/ JOHN K. BURNS                 President and Director       December 22, 2003
--------------------------
John K. Burns

/s/ GARY ABREIM                   Chief Financial Officer      December 22, 2003
--------------------------
Gary Abreim

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



                                             /s/ BRADLEY N. ROTTER
                                             -----------------------------------
Date: December 22, 2003                      Bradley N. Rotter
                                             Chief Executive Officer

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



                                             /s/ GARY ABREIM
                                             -----------------------------------
Date: December 22, 2003                      Gary Abreim
                                             Chief Financial Officer

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