Form 10KSB
period 2001-12-31
MR3 SYSTEMS INC
filed 2004-02-10
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 000-32343
                                                ---------


                                MR3 Systems, Inc.
                                -----------------
                 (Name of small business issuer in its charter)


            Delaware                                       68-0259003
            --------                                       ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


        435 Brannan Street, Suite #200, San Francisco, California  94107
        ----------------------------------------------------------------
              (Address of principal executive officers)   (Zip Code)


Issuer's telephone number:  (415) 947-1090


Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)


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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $15,216,107 (Based on price of $0.303 per share on January 23, 2004.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding as of January 23, 2004
            -----                            ----------------------------------
Common Stock, Par Value $0.01                             60,894,046


DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.    Description of Business.........................................  01

Item 2.    Properties......................................................  17

Item 3.    Legal Proceedings...............................................  17

Item 4.    Submission of Matters to a Vote of Security Holders.............  17

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................  18

Item 6.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  21

Item 7.    Financial Statements and Supplementary Data.....................  28

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  28

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant..............  28

Item 10.   Executive Compensation..........................................  33

Item 11.   Security Ownership of Certain Beneficial Officers and
            Management.....................................................  35

Item 12.   Certain Relationships and Related Transactions..................  38

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K................................  39

Item 14.   Controls and Procedures.........................................  40

           Signatures......................................................  41

           Index to Financial Statements...................................  42

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

         THIS ANNUAL REPORT SUBMISSION FOR THE PERIOD ENDED DECEMBER 31, 2001 IS BEING FILED IN ARREARS AS OF THE CURRENT DATE. CERTAIN DISCLOSURES OR ACTIVITIES OF THE COMPANY RELATED TO THAT PRIOR PERIOD ARE NO LONGER MEANINGFUL OR RELEVANT TO THE COMPANY'S CURRENT BUSINESS STRATEGY, OBJECTIVES AND PERFORMANCE. THIS DOCUMENT CONSEQUENTLY LIMITS ITS DISCLOSURE AND DISCUSSIONS TO THOSE EVENTS AND CIRCUMSTANCES THAT WERE MATERIAL TO THE COMPANY FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. RELEVANT DISCLOSURE FOR THE CURRENT PERIOD IS INCLUDED WHERE APPROPRIATE. READERS ARE ALSO DIRECTED TO THE COMPANY'S ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 2002 (AMENDMENT #2) FILED WITH THE SEC ON DECEMBER 22, 2003 FOR A CURRENT UPDATE OF THE COMPANY'S POSITION AND HISTORICAL ACTIVITIES FOLLOWING THE PERIOD ENDED DECEMBER 31, 2001.

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

         On June 8, 1999 the Company formed Emarethree Corporation, a Delaware corporation, as a wholly owned inactive subsidiary of the Company. On March 6, 2000, the Company formed Bioponic AGS, Inc. ("Bioponic AGS"), a Delaware corporation, as a wholly owned inactive subsidiary of Emarethree Corporation. On March 31, 2000, the Certificate of Incorporation of Emarethree Corporation was amended and restated to change its name to MR3 Systems, Inc., increase its authorized capital stock and create a class of preferred stock. On April 28, 2000, the Company completed a change of domicile of incorporation from the State of California to the State of Delaware in connection with the merger of its parent company, Bioponic International, a California corporation, with its wholly owned subsidiary, MR3 Systems, Inc., a Delaware corporation. MR3 Systems, Inc. became the surviving public entity resulting from the merger.

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

Business of the Company

Principal Product and Services

         MR3 Systems, Inc. is a metals extraction and recovery technology company. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The Company has synthesized these natural hydrometallurgical process plants and has successfully applied the technology on a commercial processing level for certain periods during 1999 through 2001, consistent with demand for its manufactured zinc sulfate end product. The Company generated only limited revenues in 2001 from these activities, which was not sufficient to cover its operating expenses. The Company has not generated any revenues related to the implementation of its MR3 technology in the subsequent period following the end of fiscal year 2001, as it revised its business strategy during that timeframe to focus on more stable and lucrative prospects for its technology. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, even within multiple metal ion environments.

         In fiscal year 2001, the Company primarily focused its activities on continuing the processing of industrial wastes and other complex metals sources into specialty chemical products and pure metals. The Company also targeted United States domestic carbon steel mills for the placement of MR3 processing facilities to process both electric arc furnace ("EAF") and electro galvanizing line ("EGL") waste effluents into commercially viable metals products. In 2000 and 2001, the Company was also involved in concept and feasibility evaluations of prospective industries for the application of its MR3 technology including, but not limited to the processing of waste effluent from the process streams of semiconductor wafer production; remediation of highly toxic mercury wastes from the manufacture of PVC plastic pipe; and an international project regarding the processing of mixed-metals sludge derived from the incineration of metals wastes. The Company experienced some success in treating test samples from such sources, but was not able to secure a commercial contract for its services from the targeted prospects during fiscal year 2001.

         In July 2001, the Company announced that it had entered into a letter of Intent to license London Manhattan Partners--a New York and London based private investment firm positioned in specialized industries where metals recovery or removals are paramount--for the marketing and operation of its MR3 technology on a worldwide basis. The license was to provide for the payment of license fees to MR3 in three annual installments, plus ongoing annual running royalty payments. The Company would also receive systems sales and operating revenues under the license. The Company further announced in July that it was in the process of signing a joint revenue sharing agreement with AmSteel Corp., a Delaware Company with a presence in the international metals market, for site-specific projects in Korea and the Philippines. As of the end of fiscal year 2001 and beyond, the Company had not entered into any business activities related to its affiliations with the aforementioned parties and is no longer pursuing an active business relationship with them.

         The Company's present strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites. MR3 has developed a proprietary process for the recovery, separation and purifying of a broad range of metals.

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

         For the foreseeable future, the Company's primary business objectives will be to focus on precious metals extraction, specialty chemical production and environmental remediation applications for the MR3 technology. Management expects to license other possible applications to qualified licensees on a territorial, field-of-use basis with the goal of accelerating the global introduction of the technology. Management further intends to enter into joint venture opportunities with domestic and international entities whereby the Company will process hazardous wastes and mining materials, collect the resultant products, arrange for product sales to third party commodity brokers and share the proceeds or a portion of the manufactured products (e.g. gold, silver platinum) under a negotiated sharing agreement. Management is currently in negotiations with several parties for licensing or other contractual adoption of its MR3 technology. The Company is in the process of taking source samples from the prospect sites to determine the validity and potential of the designated applications.

         The Company has recently established strategic relationships with mining and engineering consultancy firms, such as Arrakis, Inc. and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company will also offer fee based services to its clients including: (i) materials assessment and pre-engineering services; (2) plant engineering and construction services; (3) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias; (4) plant monitoring, operational and maintenance services; and (v) special selective media preparation and production.

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

         From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana. The raw zinc waste materials used for processing at the Company's Butte facility were obtained from varied sources including zinc trading and recycling firms, such as Dominion Zinc Company of Spokane, Washington (a subsidiary of US Zinc) and several metals brokerage firms, such as Freidman Metals Brokerage of Louisville, Kentucky. The facility consisted of certain MR3 owned manufacturing, processing and storage equipment, which was situated within 6,600 square feet of a leased building within an industrial zoned area of Butte. The Company did not own the building or land on which the processing took place.

         At its peak in 2000, the Butte facility produced, sold and shipped an average of 100 tons a month of pure liquid zinc sulfate to a single customer, Carus Chemical Company, Peru, Illinois, for use as part of a corrosion inhibitor in several California municipal water systems, including Los Angeles and the County of Marin. In 2001, the Company had a dependence on Carus Chemical Company as the sole customer for its liquid zinc sulfate production and was unsuccessful in contracting with other customers on terms acceptable to the Company for sale of the product.

         In fourth quarter of 2001, the Company discontinued operation of the Butte facility due to economic considerations. The demand for its zinc sulfate product by its primary customer was seasonal in nature and management ultimately determined that it could not economically justify maintaining low-level operations in the winter period when such demand was excessively small. The decision to permanently close the Butte site, which was temporarily closed for the slow winter season, was based on a combination of a predicted sluggish economy and the high freight charges customers were paying for the Company's zinc sulfate shipments from Butte. Certain Company owned equipment, located at the Butte facility, was subsequently sold to relinquish, in part, existing obligations to the Company's landlords in Butte. The balance of the $11,700 liability (for past due rent to the Butte landlords) was written off the Company's books as of September 30, 2003.

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

         In April 2001, the Company opened a Pittsburgh, Pennsylvania business development office for the purpose of facilitating business projects and management relationships for the processing of electric arc furnace ("EAF") in carbon steel mills. Mr. Larry Hopper, then the Company's President and COO, conducted his marketing and business activities from the Pittsburgh office. Mr. Hopper was promoted from Senior Vice President to President and COO in January 2001 in recognition of his being a key component in leading the Company out of its development stage and accelerating the ramp up of the MR3 technology into MR3's primary commercial markets.

         Due to the severe economic downturn in the domestic steel industry as a whole and subsequent financial instability of many steel mills in the period following the establishment of the Pittsburgh office, the Company subsequently suspended negotiations with representatives of the mills for the foreseeable future. The Pittsburgh office was officially closed in March of 2002. The Company may, however, elect to pursue or license this business niche in the future depending on available resources and prevailing economic conditions.

         In keeping with its revamped business strategy following year end 2001, the Company entered into various agreements and joint ventures with domestic and international parties for the processing of mining and waste materials into commercially viable metals and metal products. As of the date hereof, the Company has not generated any revenues from such agreements, but has expended certain upfront development expenses in some cases as part of its due diligence on the projects. Disclosure of these agreements and their related terms, conditions, and present status are more fully detailed in the Company's annual report on Form 10-KSB for the period ended December 31, 2002 (Amendment #2) filed with the SEC on December 22, 2003.

         In fiscal year 2001, the Company relied on four primary executives to oversee its business activities: (i) Mr. Randall S. Reis - Chairman, CEO and Director; (ii) Mr. Larry J. Hopper - President and COO; (iii) Mr. Irving W. DeVoe - Chief Science Officer and Director; and Mr. David N. Firshein - Vice President of Finance (interim). As of the end of 2001, Mr. Firshein no longer served the Company in that executive position. Effective in March 2003, Mr. Larry Hopper's employment agreement was terminated by the Company. On December

6, 2001, Mr. Steven N. Schorr resigned as a director of the Company to concentrate his activities on the Bioponic AGS spin-off. The resignation of Mr. Schorr was not related to any disagreement with the Company. The Company has subsequently strengthened its management team with the addition of key members whose profiles are detailed in this annual report.

         Notably, in April 2003, Mr. Bradley N. Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter has been an investor in the Company since 2001. Mr. Rotter will serve in the Company's San Francisco headquarters. On November 24, 2003, the Company appointed Mr. Rotter, then President and Chief Operating Officer, as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who retained his position as Chairman of the Board. At the end of November 2003, the Company appointed Mr. John K. Burns as President and Chief Operating Officer. Both Mr. Rotter and Mr. Burns were subsequently nominated as Directors of the Company.

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

         During the development of the MR3 media, the following required features and characteristics have been established for optimal performance:

--------------------------------------------------------------------------------
                    MR3 Media - Features and Characteristics
--------------------------------------------------------------------------------
Affinity:                         Very high capture efficiency in solutions
                                  containing low metal concentration.

--------------------------------- ----------------------------------------------
Specificity and Selectivity:      The ability to capture specific metals while
                                  ignoring others present in the same medium.
--------------------------------- ----------------------------------------------
Performance:                      High flow rates with freedom from swelling,
                                  shrinking, and compaction due to hydrostatic
                                  or osmotic pressure.
--------------------------------- ----------------------------------------------
Stability:                        Strong resistance to harsh chemical and
                                  physical treatment.
--------------------------------- ----------------------------------------------
Regenerability:                   Easy displacement of the captured metals from
                                  charged media, resulting in metal
                                  concentration, high-volume reduction factors,
                                  and re-use of free media.
--------------------------------- ----------------------------------------------
Capacity:                         The capability to capture substantial amounts
                                  of metal per unit of media while still
                                  maintaining high capture efficiency.
--------------------------------- ----------------------------------------------
Toxicity:                         Freedom from toxicity as there is no addition
                                  of trace toxic components to the treated
                                  solution.
--------------------------------- ----------------------------------------------
Cost Efficiency:                  Production costs minimized by media
                                  regenerability.
--------------------------------------------------------------------------------

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

Current Operations

MR3 Processing Facilities

         The Company previously reported its intent to establish an MR3 processing facility in Colorado in connection with its planned precious metals extraction agreement with Consolidated Empire Gold. In February 2003, the Company leased a site in Lakewood, Colorado for this purpose. As a consequence of the Company terminating its agreement with CEG, the Company has elected to not establish the processing facility in Lakewood at this time. Alternatively, management intends to fabricate a series of MR3 technology processing facilities ("plants") in various geographical locations in accordance with project and application agreements entered into with other prospective clients. In October 2003, the Company arranged a $1,250,000 credit facility with a private equity and financing group--High Stakes Capital LLC--to provide the financing for the initial plant or pilot level system implementations.

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

Current Projects

         Disclosure on the Company's current project status is more fully detailed in the Company's annual report on form 10-KSB for the period ended December 31, 2002 (Amendment #2) filed with the SEC on December 22, 2003.

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

Research and Development

         Research and development expenditures represent internal costs incurred in connection with the Company's testing, documenting, enhancement and optimization of its hazardous waste and precious metals recovery processes. The primary emphasis of the Company's research and development efforts is to tailor the existing MR3 technology to meet the commercial level processing requirements of the unique project source materials. Research and development costs are expensed as incurred and the majority of expenditures in 2001 are directly related to personnel and consulting costs. The Company does not presently license any third party technology in its operations. Research and development expenditures for 2001 were approximately $136,000.

         In consideration of its planned activities, the Company expects that its research and development expenditures will materially increase in 2004 and beyond. The majority of research and development work will be undertaken at a technical support facility located in Beverly, Massachusetts. The laboratory meets and operates under the standards set by the State of Massachusetts regulatory arm of the Department of Environmental Quality. The Company's research and development efforts are conducted under the supervision of its present Chief Science Officer, Dr. Irving DeVoe.

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

         The Company has obtained various permits and authorizations in the past and will be required to do so in the future with respect to its planned activities and locations where the Company intends to operate. All on-site mining permits, as may be required, will likely be obtained from the various state(s) controlled Department of Mines. In 2003, the Company received an Exploration Permit for the Empire Gold mine site and conducted preliminary construction activities. Given the cancellation of the Empire Gold processing agreement, the Company has no current plans to conduct further mining related operations at this time in Colorado. The permits for operating the Company's chemical-based processing facility at its future locations are expected to be standard industrial-building equipment installation and operating permits. The Company believes that it will be able to reasonably obtain applicable permits, when necessary, to conduct its business in a routine manner. Management has further determined that the acquisition and maintenance of such permits or authorizations will also not have a material adverse on the Company's results of operations and financial condition.

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

         In 2001 and 2002, the Company recorded accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. These costs were estimated at approximately $38,250 and were recorded in the Company's financial statements for the period ended December 31, 2002. In January 2004, the Company settled the matter with the Montana Department of Environmental Quality for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004.

Patents, Trademarks and Other Licenses

         The Company claims no patents or trademarks. The Company has no licenses with the exception of its Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., which is more fully disclosed in the Company's annual report on form 10-KSB for the period ended December 31, 2002 as filed with the SEC on December 22, 2003.

Employees

         As of December 31, 2001, MR3 employed five full-time employees, three of which were in senior or executive management, one in administrative matters and one in technical services. In consideration of its increased business activities in 2003, The Company took steps to strengthen its management team in the areas of executive, project and technical management. As of December 31, 2003, the Company employed 11 full-time employees. The Company hires independent contractors and other professional services consultants on an as-needed basis. The Company has no collective bargaining agreements or other such labor contracts with its employees and believes that its employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth rate requirements. Management does not anticipate encountering problems in its ability to hire individuals with the requisite employee skill set.

Risk Factors Relating to the Company's Business

         Management cannot be certain that the Company's acquisition and processing activities will be commercially successful.

         As of this date, the Company has no facilities that produce precious metals or other saleable chemical products in commercial quantities. Substantial expenditures are required to build and develop MR3 processing facilities capable of generating such levels of precious metals and specialty chemical products. There can be no assurance that any probable precious metal reserves anticipated in the Company's prospective projects will meet expectations or be present in sufficient quantities to justify commercial operations. In addition, there can be no assurance that precious metals recovery in small-scale laboratory tests or pilot plant conditions will be duplicated in commercial production levels under actual on-site conditions. Also, there are no assurances that any additional funds required by the Company for multiple facility developments can be obtained in a timely manner. Should these events materialize, they could have a materially adverse impact on the Company's business operations and negatively affect future potential revenues and/or profitability.

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

         The Corporation's potential future revenues are expected to be materially derived from the generation and sale of precious metals, such as gold, and specialty chemical products from its processing facilities. The price of precious metals has fluctuated widely over time, and is affected by numerous factors beyond the control of the Company, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of precious metals, and therefore the economic performance of the Company in any fiscal quarter, cannot accurately be predicted. A material decline in the price of certain precious metals could adversely affect the Company's potential revenues and profits.

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

         Short operating history could lead to a Lack of profitability and lack of business growth

         The Company has a short operating history with respect to the processing of precious metals and is considered to be an emerging growth stage company in the early stages of operation. The Company has generated only limited revenues to date and has incurred operating losses since its inception. Its likelihood of success must be considered in light of the many costs, expenses, problems, difficulties and delays frequently associated with new enterprises. Also, there is no assurance that the Company's business ventures will be successful or that it will be able to attract and retain sufficient customers and clients to attain its goals. The Company anticipates that its operating expenses will increase substantially as its business expands and there will be a greater need to generate significantly more revenues to achieve profitability.

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

         Concentration of share ownership gives control of the Company to a small group

         The Company's directors, executive officers and other principal shareholders own approximately 31.5 % of the Company's outstanding common stock as of December 31, 2003. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         Limited public market for the Company's common stock

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

         The Company has generated only limited revenues to date and has incurred operating losses since its inception. The Company has not yet established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 2002 and 2001, the Company had net losses of $1,011,350 and $1,191,843, respectively. At fiscal year end 2003, the Company's liabilities exceeded its assets. There can be no assurance that the Company will generate revenues in a timely manner in the future, that it will not continue to have losses, or that it will be able to maintain funding such losses if they continue. In the past, the Company has successfully raised funds to cover its expenses through the sale of its securities utilizing various financial instruments such as private placements, convertible notes, and warrants agreements despite its lack of profitability and weak financial condition. The Company reasonably believes that it will be able to raise necessary working capital in a timely manner to carry out its plan of operations for the foreseeable future. Should the Company not be able to raise sufficient funds through these means or through licensing sales, it could adversely impact its ability to fund all critical operations and new business development activities in accordance with its existing business strategy.

ITEM 2.  PROPERTIES

         In 2001, the Company's principal office was located at Pier 54, San Francisco, California 94107. The property, a three-room suite of approximately 480 square feet, was leased on a month-to-month term at the rate of $1,920 per month. The Company now leases 1,873 square feet of office space at 435 Brannan Street, Suite #200, San Francisco, California for its executive offices and no longer has any obligations under the prior commitment. The Company is committed under its operating lease for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497.

         In 2001, the Company's MR3 processing plant was located at 104 Parkmont, Butte, Montana. The plant had approximately 6,600 square feet of processing and office space and was leased on a month-to-month basis for $1,500 per month. Although MR3 ceased operations in Butte in fourth quarter of 2001, the Company continued to assess rent liability on the property through March 31, 2003.

         Beginning April 2001, the Company occupied 2,766 square feet of office space located at 1 Penn Center East, Suite #200, Pittsburgh, Pennsylvania as a business development office for the purpose of facilitating business opportunities with carbon steel mills. The lease was for a five-year term with monthly payments of $3,688. The Company subsequently terminated its lease for the office space as of March 15, 2002.

         In 2001, the Company shared laboratory space in a building located at 40 Congress Street, Salem, Massachusetts, on a month-to-month rental basis at the rate of $500 per month. The Company now leases 3,700 square feet of commercial office space within the Cummings Center located in Beverly, Massachusetts for its testing laboratory, research and development, and customer support requirements. The Company is committed under its commercial lease in Beverly for a period of three years beginning November 1, 2003 and expiring on October 30, 2006. The lease requires monthly rental payments of approximately $6,432. In connection with this lease, the Company terminated its month-to-month laboratory lease arrangement in Salem, Massachusetts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal year ending December 31, 2001 and the Company did not hold an annual meeting of shareholders during that same period.

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

         The following table sets forth, for the periods indicated, the range of quarterly high ask and low bid prices of the Company's common stock based on intraday trading, as derived through Prophet Financial Systems, Inc., for calendar years 2001 and 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Detail on high ask and low bid prices for calendar years 2002 and 2003 are provided in the Company's annual report on Form 10-KSB (Amendment #2) as filed with the SEC on December 22, 2003.

Year             Quarter Ending                  High Bid         Low Bid
----             --------------                  --------         -------
2000             March 31, 2000                  $  1.35          $  0.15
                 June 30, 2000                   $  2.25          $  0.60
                 September 30, 2000              $  1.50          $  0.41
                 December 31, 2000               $  0.51          $  0.13

2001             March 31, 2001                  $  0.34          $  0.08
                 June 30, 2001                   $  0.19          $  0.05
                 September 30, 2001              $  0.22          $  0.05
                 December 31, 2001               $  0.22          $  0.05


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

Record Holders

         As of December 31, 2001 and 2003 there were approximately 350 and 365 shareholders of record, respectively, of MR3 Systems, Inc. Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of its outstanding common stock is held in broker "street names" for the benefit of individual investors or other nominees.

         As of December 31, 2001 and 2003, there were approximately 84 and 75 shareholders of record, respectively, of MR3 Systems, Inc. Series A Preferred Stock. As of December 31, 2001 and 2003, there were 259,214 and 237,464 shares, respectively, of preferred stock issued and outstanding. Preferred stock is convertible into common shares on a one-to-one ratio. There is no market for the trading of the Company's preferred stock.

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

Equity Compensation Table

         The following table provides information about the Company's common stock that may be issued upon the exercise of options and warrants under all of the Company's equity compensation arrangements as of December 31, 2001. Through the end of fiscal year 2001, the Company had not adopted any formal equity based compensation plan for the benefit of employees and/or non-employees. With the one exception noted below, all securities disclosed in the table below resulted from individual grants of options and warrants for services provided to the

Company or expected to be provided to the Company. Such grants were unrelated to any written compensation plan or agreement. In the case of Dr. Irving DeVoe, Chief Science Officer of MR3, and Mr. David Blythe, the majority of their options and warrants were granted pursuant to employment agreements and/or related non-dilution rights granted to them. Terms of Dr. DeVoe's and Mr. Blythe's agreements are more fully detailed and disclosed in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001. Of the 14,965,657 aggregate warrants noted below, 3,934,067 were issued in fiscal year 2001.

                      EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities to       Weighted average
                                    be issued upon exercise       exercise price of        Number of securities
                                    of outstanding options,      outstanding options,     remaining available for
    Plan category                     warrants and rights        warrants and rights          future issuance
----------------------------      --------------------------    --------------------      ------------------------
                                              (a)                        (b)                        (c)
Equity compensation plans                     -0-                        -0-                        -0-
approved by security holders
Equity compensation plans not             14,965,657                   $ 0.29                       -0-
approved by security holders
Total                                     14,965,657                   $ 0.29                       -0-

Recent Sales of Unregistered Securities

         Funding and Dilutive Instruments

         In fiscal year 2001, the Board of Directors granted 1,000,000, 750,000, and 300,000 warrants to purchase common shares of the Company's stock to Mr. Samir Gad, Mr. Bradley Rotter, and Mr. Mel Kelm, shareholders of the Company, for beneficial services provided or anticipated to be provided to MR3.

         In December 2003, the Company issued 71,429 common shares at a price of $0.35 per share to a qualified investor pursuant to a private offering of shares. The Company received $25,000 in proceeds in connection with this sale. In consideration for this private sale of securities, the Company issued the shareholder 71,429 warrants to purchase common shares of the Company's stock at a price of $0.50 per share. The warrants are exercisable over a four-year period, but the Company may reduce the term of the exercise period if it meets certain performance criteria.

         In December 2003, the Company entered into a $100,000 promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back the full amount of the note plus any interest accrued at 12% per annum on or before April 15, 2004. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period.

         In the first three quarters of 2003, the Company raised approximately $1,663,400 pursuant to various notes, convertible debentures, and the private sale of securities to qualified investors. The terms and conditions associated with these various financial instruments, as well as those issued in fiscal year

2002, are more fully disclosed in the Company's annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002, as filed with the SEC on December 22, 2003.

         Fiscal Year 2001 Stock Issuances

In fiscal year 2001, the Company issued 8,574,091 shares of its common stock to 56 individuals or entities pursuant to stock sales, conversion of preferred stock, direct issuances to employees and stock issued for services rendered. The Company received an aggregate of $ 685,649 in either cash or equivalent services in exchange for the common stock issued. The detailed transactions are more fully disclosed below and related parties identified as appropriate:

a. 5,784,316 common shares were sold to 39 individuals over the course of fiscal year 2001 at prices ranging from $0.05 to $0.19.

b. In first quarter 2001, 2,500,000 common shares were sold to Mr. Bradley Rotter, currently Chief Executive Officer, who became an officer of the Company as of April 2003, at a price of $0.10 per share.

c. In first quarter 2001, 15,500 common shares were issued to 12 employees of the Butte, Montana operating facility as part of an incentive program initiated by management.

d. In third quarter of 2001, 212,650 common shares were issued to Mr. Gary Abreim, Chief Financial Officer of the Company as of April 2003, at a price of $0.05 per share in compensation for services provided to the Company.

e. In the first half of 2002, 61,625 shares of common stock were issued to 3 individuals pursuant to the conversion of preferred shares at an average price of $3.24 per share. The preferred shares were converted to common shares on a one-to-one ratio.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

         The Company is presently migrating its technology to new industries and has incurred losses from its inception through December 31, 2003. From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana and generated only limited revenues during that period. In fourth quarter of 2001, the Company discontinued operation of the Butte facility due to unfavorable economic considerations.

         For the foreseeable future, the Company's primary business objectives will be to focus on precious metals extraction, specialty chemical production and environmental remediation applications for the MR3 technology. Management expects to license other possible applications to qualified licensees on a territorial, field-of-use basis with the goal of accelerating the global introduction of the technology. Management further intends to enter into joint venture opportunities with domestic and international entities whereby the Company will process hazardous wastes and mining materials, collect the resultant products, arrange for product sales to third party commodity brokers and share the proceeds or a portion of the manufactured products (e.g. gold, silver platinum) under a negotiated sharing agreement. Management is currently in negotiations with several parties for licensing or other contractual adoption of its MR3 technology. The Company is in the process of taking source samples from the prospect sites to determine the validity and potential of the designated applications.

Results of Operations

         Fiscal year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

         The Company recognizes revenue when manufactured product is shipped to a customer or at the time other services are rendered. The Company realized $57,749 in revenues for fiscal year 2001 compared to $130,566 for fiscal year 2000. The decline in revenues of $72,817 was attributed to the Company discontinuing its processing operations in Butte in the latter half of 2001. The demand for its liquid zinc sulfate product by its primary customer was seasonal in nature and management ultimately determined that it could not economically justify maintaining operations in the winter period when such demand was extremely low. The decision to permanently close the Butte site, which was temporarily closed for the slow winter season, was based on a combination of a forecasted sluggish economy and the high freight charges customers were paying for the Company's zinc sulfate shipments from Butte

         The components that make up cost of goods sold typically include, but are not limited to chemicals and materials used in the processing of wastes, rent at the site processing facility, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities. Cost of goods sold for 2001 amounted to $387,635 compared to $288,267 for 2000. This 34.5% increase was attributed in part to a property tax assessment and the write off of inventory and waste cleanup expenses in connection with the discontinuance of operations in Butte. Although the Company ceased operations in late 2001, the Company continued to be obligated for certain personnel and overhead expenses for most of 2001. As a consequence of the increase in cost of goods sold with a corresponding decrease in sales, gross margin for 2001 amounted to a loss of $329,886 compared to a loss of $157,701 for 2000. Given the disparity in operations for the full year in 2000 and partial year 2001, comparison of gross margin percentage for the two periods is not meaningful.

         General operating expenses--less depreciation, amortization and consideration for impairment loss--declined 29.3% from $1,066,614 in fiscal year 2000 to $753,936 for the comparable period in 2001. The decline is primarily attributable to a substantive decline in research and development expenses in 2001, as well as a decline in personnel expenses in 2001.

         Research and development expense declined from $481,598 in 2000 to $136,365 in 2001. In 2000, the first full year of operation of the Butte facility, the Company recorded material research and development expenses related to the adaptation and continued advancement of the MR3 technology for metals extraction and recovery.

         Personnel expenses declined 25.9% from $275,185 in 2000 to $204,032 in 2001. In 2000, the Company recorded compensation expense of $130,141 for options and warrants granted to an officer of the Company. Compensation cost was measured by the excess of the fair market price of the stock over the option exercise price on the measurement date (the intrinsic value method). The Company did not record any similar compensation expense in 2001. In 2001, personnel expense includes a full year of compensation to the aforementioned officer compared to partial year compensation in 2000.

         In 2001, aggregate rent and office expense increased by $86,575 from $114,557 in 2000 compared to $201,132 in 2001. The increase resulted primarily from increased expenses related to the establishment in early 2001 and operation of the Company's business development office in Pittsburgh, Pennsylvania.

         Outside services and professional fees increased by $17,133 from $195,274 in 2000 to $212,407 in 2001. In 2000 and 2001, the Company recorded compensation cost of $87,200 and $134,960, respectively, which are included in the outside services and professional fees, in connection with the grant of options and warrants to third party consultants during the designated periods. Such grants were not issued as part of any Company stock option plan.

         Depreciation increased by 8.0% from $58,772 in 2000 to $63,472 in 2001. The increase in 2001 is a result of full year depreciation on property and equipment purchased in 2000 compared to partial depreciation for such equipment for fiscal year 2000. In addition, certain leasehold improvements related to the build out of the Butte facility were written off at the end of 2001.

         At year-end 2000, the Company recorded an impairment loss of $70,051 related to the write-off of certain intangible assets. There was no such impairment loss recorded in fiscal year 2001.

         The Company recorded net interest expense of $57,112 and $20,749 for fiscal years 2000 and 2001, respectively. Interest expense related primarily to accrued interest on notes payable, deferred compensation to certain officers, and interest recorded in connection with warrants issued. In 2000, the Company recorded interest expense approximating $30,000 related to the issuance of warrants in connection with the extension of the maturity date of a note payable to an independent third party. The Company expects its interest expense to increase in fiscal years 2002 and beyond with the extension of existing note payables, the addition of convertible debentures, and the expectation of securing other debt instruments.

         The Company's net loss for fiscal year 2001 declined 15.9% to $1,191,843 compared to $1,417,541 for fiscal year 2000. The decrease in net loss for 2001 was primarily attributed to a $345,233 decrease in research and development expenses and a $71,153 decrease in personnel expenses compared to the same period in 2000. These decreases were partially offset by an increase in gross margin loss of $172,185 in 2001 compared to 2000.

Net Operating Losses

         At December 31, 2001, and 2000, the Company has available approximately $6,525,000,and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. This and other components of deferred tax asset accounts are described above. At December 31, 2001 and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with shareholders and other third parties. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund its current and future projects and its abilities to meet its cash and working capital needs.

         At December 31, 2001, the Company had a working capital deficit of $931,485 compared to a working capital deficit of $607,657 at December 31, 2000. The 53.3% increase in working capital deficit at December 31, 2001 is primarily attributed to increases in accounts payable, payroll taxes payable and accrued expenses in 2001 as the Company elected to discontinue unprofitable revenue generating operations in Butte during the period and transition to other more lucrative business opportunities. This generated increased expenses not offset by any corresponding revenues. At December 31, 2001, the Company had $55 in cash and accounts receivable compared to $12,368 at December 31, 2000. The decrease in cash and accounts receivable is attributed the discontinuation of the Company's revenue generating operations in Butte.

         As of December 31, 2001, the Company had total assets of $343,476 and a total shareholder's holder's deficit of $651,512 compared with total assets of $422,166 and total stockholder's deficit of $279,662 at December 31, 2000. Total assets decreased primarily due to the decline in current assets, as described above, and a decline in property and equipment value through normal depreciation and the write-off of certain leasehold improvements. The Company elected not to purchase material property and equipment in fiscal year 2001. The increase in total shareholder's deficit from fiscal year 2000 to 2001 is principally the net result of the increase in accumulated deficit of $1,191,843 related to the loss from operations of the Company's business activities in 2001 partially offset by $734,868 in additional paid-in-capital recorded by the Company for the period.

         For the year ended December 31, 2001, cash used by operating activities decreased to $664,733 from $1,046,764 for the comparable period ended December 31, 2000. This 36.5% decrease is attributed to a decrease in overall corporate general and administrative expenses related to the Company's decision to transition its business activities from liquid zinc sulfate production to other more lucrative business activities in the mining and environmental remediation sectors.

         In fiscal year ended 2001, the Company realized cash flow from financing activities of $663,385 compared with $1,157,469 for the comparable period in 2000. Cash realized from financing activities in 2000 and 2001 resulted from proceeds from the sale of the Company's common stock and conversion of warrants. In 2001 the Company recorded net cash used from investing activities of $1,798 compared to $108,442 for the 2000 period. Cash used in investing activities for 2000 and 2001 was related to the purchase of property and equipment during the two periods.

         In 2001, the Company leased its facilities either on a month-to-month basis without a minimum commitment or on a lease basis with certain timeframe commitments and obligations. In 2003, the Company no longer leases facilities on a month-to-month basis and is under contractual lease for its operating facilities. The Company believes that its existing facilities, as of December 31, 2003, will be sufficient to meet the Company's current needs. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms.

Plan of Operation

         In third quarter 2003, the Company continued to develop opportunities for the separation and recovery of precious metals from mining sources and other viable metals-related environmental remediation prospects. Management entered into discussions with both domestic and international prospective candidates for its metals extraction and recovery services and specialty chemical production. In addition, the Company entered into discussions with several candidates in the nuclear industry with a focus on environmental remediation projects. In anticipation of the need for working capital to provide marketing, preliminary sample testing and project validation services related to the aforementioned client prospects, the Company concluded a private placement in July with eleven qualified investors for total net proceeds of $735,000 (see Part II, Item 2 - Change in Securities).

         In early third quarter 2003, the Company continued with the preliminary tasks of sampling, laboratory testing, gold media development, mining and zoning permits, water rights acquisition, grade control program planning, equipment purchase and facility build out in connection with its metals extraction agreement with Consolidated Empire Gold ("CEG"), which was entered into in June of 2002. Concurrent with these activities, the Company retained an independent mining consultancy firm, Arrakis, Inc., to perform an in-depth feasibility study of all projected cost related to the Company's fulfilling its obligations under the specified agreement.

         Upon review, in fourth quarter 2003, of the data generated by the feasibility study, management deemed the upfront expenses related to conventional mining requirements and pretreatment--to make the raw materials suitable for processing using the MR3 technology--to be too capital intensive and involving activity beyond the current scope of the Company's core competencies at this stage in its corporate development. Consequently, on October 21, 2003 the Company executed a termination and mutual release agreement with CEG in connection with the aforementioned operating agreements. The Company may choose to revisit this opportunity if a suitable mining partner is identified to handle the mining aspects and pretreatment requirements of the project or if CEG chooses to pay these expenses of its own accord.

         In fiscal year 2003, the Company raised approximately $1,288,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. The funds have primarily been used to retire past liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

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

         In October 2003, the Company arranged a $1,250,000 credit facility with High Stakes Capital LLC--a private equity and financing group--to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. The Company received the first $250,000 of loan proceeds on October 14, 2003 and the second distribution of $250,000 on December 19, 2003. These amounts are over and above the aforementioned $1,288,000 in investment funds received in 2003. The location of the first processing plant will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project specific validation, and processing of precious metal bearing concentrates from domestic sources (primarily from the western portion of the United States). The Company will also use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

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

         Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company has selected a contractor--Toltec Engineering Services, LLC of Payson, Arizona--to fabricate its unique MR3 related equipment (e.g. modules, tanks, pumps, flow transmitters, etc.) and has submitted its initial order for long lead-time hardware. The Company has also established strategic relationships with mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering and assessment activities and fine-tuning of its process technology to commercial operating levels.

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

         The Company is in the process of collecting and/or testing samples for the processing of slag deposits (the vitreous mass left as a residue by the smelting of metallic ore) located in various domestic and international locations. In many cases, slag deposits owned by third parties are shipped to jurisdictions outside the country of origin for processing. Management believes that it can offer a more economically favorable alternative to these parties by processing the deposits on site for the extraction of metals such as copper (Cu) and zinc (Zn). The Company is also testing samples from an international location for the processing of gold ore samples encapsulated with certain amounts of copper and zinc. The Company's processing of the encapsulated ores is intended to resolve both an economical metals separation problem, as well as an environmental one for acid mine drainage caused by the presence of these metals. In addition, the Company is testing metallic ores containing nickel, gold, platinum, and cobalt with high concentrations of sulfides from a prospective Canadian client. The Company is developing a pre-treatment process for the reduction of such sulfides so as to facilitate the extraction and recovery of the valuable metals.

         The Company is leveraging its strategic relations with its industrial consultants and its personal network to create visibility for the Company in the mining, metals and environmental remediation industries. In addition, the Company plans on increasing exposure to the Company by participation and exhibiting at the Prospectors and Developers Association of Canada ("PDAC") convention to be held in Toronto in March 2004. Management intends to feature its sulfur and arsenic removal process at the show, as well as discussing results of its laboratory testing of the MR3 technology, pre-engineering economics and service/pilot agreements available to prospective clients.

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

Recent Accounting Pronouncements

         In 2001, 2002, and 2003, the Company adopted certain accounting pronouncements, the results of which are reflected in the Company's financial statements and accompanying notes for fiscal years 2001 and 2000. Disclosure on the various accounting pronouncements adopted by the Company during 2001, 2002, and 2003 are more fully detailed in Section 1 (Summary of Significant Accounting Policies; Recent Accounting Pronouncements) of the Company's financial statements attached hereto.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company at December 31, 2001 were as follows: (1)

     Name                     Age                 Position
     ----                     ---                 --------

Randall S. Reis               60            Chairman, CEO & Director
Larry J. Hopper               46            President & COO
Irving W. DeVoe               64            Chief Science Officer and Director

(1) On December 6, 2001, Mr. Steven N. Schorr resigned as a director of the Company. The resignation of Mr. Schorr was not related to any disagreement with the Company.


The current Executive Officers and Directors of the Company are as follows: (1)

     Name                     Age                 Position
     ----                     ---                 --------
Randall S. Reis               62            Chairman of the Board
Bradley N. Rotter             48            Chief Executive Officer and Director
John K. Burns                 53            President and Director
Gary Abreim                   61            Chief Financial Officer
Irving W. DeVoe               66            Chief Science Officer

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

         The business experience of each of the current officer and directors persons listed above, as well other significant persons and contributors to the Company, are as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons are in compliance with all applicable filing requirements for the fiscal year ended December 31, 2001.

Audit Committee

         In fiscal year 2001, the Company had not appointed members to an audit committee and, therefore, the Board of Directors conducted the respective role of an audit committee for that period. The Company intends to establish an audit committee within the guidelines of the Sarbanes-Oxley Act of 2002 as soon as practicable. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table indicates certain compensation information for the Chief Executive Officer, President and Chief Operating Officer and Chief Science Officer (collectively referred to as the "Named Executive Officers") for the periods indicated. Compensation data for other executive officers is not presented in the table because aggregate compensation for such executive officers does not exceed $100,000 for services rendered in all capacities during the fiscal year. This information provided below includes the dollar value of base salaries, bonus awards, the number of SARs/options granted, and certain other compensation, if any.

                           Summary Compensation Table

                                                                       Long Term Compensation Awards
                        Annual Compensation                                  Awards           Payout
                                                                      --------------------  ----------
                                                                      Restricted   LTIP     Securities    All Other
        Name and                                                        Stock      Pay      Underlying     Compen-
   Principal Position      Year      Salary       Bonus      Other      Awards     -out      Options/      sation
   ------------------      ----      ------       -----      -----    ---------  ---------  ----------   ----------
                                       ($)         ($)        ($)                              SARs          ($)
                                                                                               (#)
Randall S. Reis           2001       47,594                                                       -
Chairman & Chief          2000      122,500                                                       -
Executive Officer(1)      1999       96,000                                                       -

Larry J. Hopper           2001       25,500                                                       -
President, COO,           2000       28,000                                                    500,000
and Senior Vice           1999                                                                    -
President (2)

Irving W. DeVoe           2001       37,000                                                  1,774,067
Chief Science Officer     2000      120,000                                                    967,138
and Director(3)           1999       96,000

(1) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2001, and 2000 was $37,906 and $25,500, respectively. Mr. Reis' employment agreement with the Company specifies a gross annual salary of $120,000.

(2) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2001, and 2000 was $46,566 and $0, respectively. On January 15, 2003, pursuant to Mr. Hopper's employment agreement, he was provided with a 60-day notice of employment termination. Securities underlying options include warrants granted during the noted period at $0.25 per share with a five-year exercise period.

(3) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2001, and 2000 was $51,000 and $28,000, respectively. Dr. DeVoe's employment agreement with the Company specifies a gross annual salary of $120,000. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

                      Option/SAR Grants in Fiscal Year 2001

                                Individual Grants
                                -----------------

                          Number of            % of Total
                         Securities           Options/SARs
                         Underlying            Granted to
                        Options/SARs          Employees in          Exercise or Base       Expiration
     Name                Granted (#)          Fiscal Year (1)        Price ($/Share)          Date
     ----               ------------          -------------         ----------------       ----------
Irving W. DeVoe              341,375              18.31%                  $0.10              2/15/06
Irving W. DeVoe            1,432,692              76.86%                  $0.10             11/15/06

(1) There was an aggregate of 1,864,067 warrants issued in fiscal year 2001 to employees of the Company.

                 Aggregated Option Exercises in Fiscal Year 2001

                                 None exercised.

Employment Agreements

         In fiscal years 2001 and 2002, the Company did not enter into any new employment agreements.

         In fiscal year 2003, the Company entered into employment agreements with Mr. Jody J. Sitkoski - Vice President; Randall S. Reis - Chairman of the Board; Bradley N. Rotter - Chief Executive Officer; and Dr. Irving W. DeVoe - Chief Science Officer. The terms of the employment agreements are more fully disclosed in the Company's annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002, as filed with the SEC on December 22, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth information, to the best knowledge of the Company, as of December 31, 2001 and December 31, 2003, respectively, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the executive officers named above and (d) all current directors and executive officers as a group.

         Information as to beneficial ownership is based upon statements furnished to the Company by such persons. To our best knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals named below is c/o MR3 Systems, Inc., 435 Brannan Street, Suite 200, San Francisco, California 94107.

         Security Ownership of certain beneficial owners and management at December 31, 2001

      Name and Address                 Amount and Nature
     of Beneficial Owner              of Beneficial Owner           Percent of
   as of December 31, 2001          as of December 31, 2001          Class (1)
   -----------------------          -----------------------          -------

Randall S. Reis *                         5,291,687                    11.10%

Irving W. DeVoe*                          5,784,605(2)                 12.14%
100 Cummings Center, S-336-H
Beverly, MA 01915

Bradley N. Rotter                         3,250,000(3)                  6.82%
101 Lombard Street; St 101 W
San Francisco, CA. 94111

Steven M. Schorr                          6,560,273(4)                 13.76%
P.O. Box 2120
Kihei, HI 96753

Mel Kelm                                  2,568,000(5)                  5.39%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Larry J. Hopper *                           500,000(6)                  1.05%

All directors and executive
officers as a group (3)                  11,576,292(7)                 24.29%

*    Director and/or executive officer

(1) Based upon 40,483,101 shares of common stock outstanding on December 31, 2001, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain officers, directors and/or principal shareholders entitling the holders to purchase an aggregate of 6,681,644 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 47,164,745 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended

(2) Includes 4,441,205 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 through 11/15/06.

(3) Includes 750,000 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced at $0.25 per share and expiring 2/11/06.

(4) Includes 1,190,439 shares that may be acquired by Mr. Schorr pursuant to the exercise of warrants priced at $0.10 and expiring 11/30/04.

(5) Includes 300,000 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced at $0.05 and expiring 7/15/06.

(6) Includes 500,000 shares that may be acquired by Mr. Hopper pursuant to the exercise of warrants priced at $0.25 and expiring 8/15/2005.

(7) Includes 4,441,205 shares that may be acquired by one executive officer pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 and 11/15/06.

         Security Ownership of certain beneficial owners and management at December 31, 2003

      Name and Address                 Amount and Nature
     of Beneficial Owner              of Beneficial Owner           Percent of
   as of December 31, 2003          as of December 31, 2003          Class (1)
   -----------------------          -----------------------          -------
Randall S. Reis *                         6,521,687(2)                  7.96%

Irving W. DeVoe*                          6,983,489(3)                  8.52%
100 Cummings Center, S-336-H
Beverly, MA 01915

Bradley N. Rotter *                       9,866,662(4)                 12.04%

John K. Burns *                           1,000,000(5)                  1.22%

Gary K. Abreim *                          1,277,450(6)                  1.56%

Steven M. Schorr                          4,932,647(7)                  6.02%
P.O. Box 2120
Kihei, HI 96753

Mel Kelm                                  5,783,357(8)                  7.06%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Theodore H. Swindells &                   4,499,999(9)                  5.49%
High Stakes Capital, LLC
11400 S.E. 8th St.; Unit 420
Belleuve, WA 98004

All directors and executive
officers as a group (5)                  25,649,288(10)               31.30%

*    Director and/or Executive Officer

(1) Based upon 60,894,046 shares of common stock outstanding on December 31, 2003, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain Officers, Directors and/or principal shareholders entitling the holders to purchase an aggregate of 21,061,190 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 81,955,236 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

(2) Includes 1,000,000 shares that may be acquired by Mr. Reis pursuant to the exercise of warrants priced at $0.10 per share and expiring 5/1/08.

(3) Includes 5,440,089 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 through 12/31/07.

(4) Includes 6,533,329 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced between $0.10 to $0.36 per share and expiring during the period 2/11/06 through 2/01/09

(5) Includes 1,000,000 shares that may be acquired by Mr. Burns pursuant to the exercise of warrants priced at $0.35 per share and expiring 11/04/08.

(6) Includes 1,000,000 shares that may be acquired by Mr. Abreim pursuant to the exercise of warrants priced at $0.03 per share and expiring 12/31/07.

(7) Includes 1,590,439 shares that may be acquired by Mr. Schorr pursuant to the exercise of warrants between $0.07 and $0.10 and expiring during the period 11/30/04 and 09/1/07.

(8) Includes 830,667 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced between $0.02 and $0.05 and expiring during the period 7/15/06 and 5/9/07.

(9) Includes 3,666,666 shares that nay be acquired by Mr. Swindells and High Stakes Capital, LLC pursuant to the exercise of warrants priced between $0.23 and $0.36 and expiring during the period 7/21/08 and 10/06/08.

(10) Includes 14,973,418 shares that may be acquired by the Company's Directors or Executive Officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 10/30/04 and 2/1/09.

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

         On February 15, 2001 and November 15, 2001, the Company issued 341,375 warrants and 1,432,692 warrants, respectively to purchase common shares of the Company's stock at a price of $0.10 per share for a five year period to Dr. Irving W. DeVoe, Chief science Officer. These warrants were issued pursuant to an anti-dilution agreement in effect at the time of issuance with Dr. DeVoe.

         With the exception noted below, details on related transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning grater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individual's immediate family for fiscal years 2002 and 2003 are more fully disclosed in the Company's annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002, as filed with the SEC on December 22, 2003.

         In December 2003, the Company entered into a $100,000 promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back the full amount of the note plus any interest accrued at 12% per annum on or before April 15, 2004. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

2.0      Plan and Agreement of Reorganization, dated October 3, 1997 (1)

3.1      Articles of Incorporation of Company, filed July 3, 1991 (1)

3.2 Certificate of Amendment of Articles of Incorporation of Company, filed March 9, 1992 (1)

3.3 Amended and Restated Articles of Incorporation of Company, filed February 26, 1997 (1)

3.4 Certificate of Incorporation of Emarethree Corporation, a wholly owned subsidiary of the Company, filed June 8, 2000 (1)

3.5 Amended and Restated Certificate of Incorporation of Emarethre Corporation changing name to MR3 Systems, Inc., filed March 31, 2000
         (1)

3.6 Delaware Certificate of Ownership and Merger Merging Bioponic International into MR3 Systems, Inc. filed, April 28, 2000 (1)

3.7      By-Laws of MR3 Systems, Inc. (1)

10.1 Loan Agreement (Credit Facility) between High Stakes Capital LLC and the Company dated October 7, 2003 (2)

21.1     Subsidiary of the Company (3)

23.1     Consent of Pohl, McNabola, Berg & Company

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.

(2) Incorporated by reference from the annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on December 22, 2003.

(3) Incorporated by reference from the annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the twelve months of its fiscal year ended December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective within the limitations noted below. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2005.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include, but are not limited to the fact human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established procedures.

         No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MR3 Systems, Inc.

Date:  February 10, 2004               By: /s/ RANDALL S. REIS
                                           -------------------------------------
                                               Randall S. Reis
                                               Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                           Title                                 Date
       ---------                           -----                                 ----

/s/ RANDALL S. REIS               Chairman of the Board                     February 10, 2004
----------------------------
    Randall S. Reis

/s/ BRADLEY N. ROTTER             Chief Executive Officer and Director      February 10, 2004
----------------------------
    Bradley N. Rotter

/s/ JOHN K. BURNS                 President, Chief Operating Officer        February 10, 2004
----------------------------      and Director
    John K. Burns

/s/ GARY K. ABREIM                Chief Financial Officer                   February 10, 2004
----------------------------
    Gary K. Abreim

                                MR3 SYSTEMS, INC

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


                                 C O N T E N T S

                       ---------------------------------


Report of Independent Certified Public Accountants                          F-1

Balance Sheets                                                              F-2

Statements of Operations                                                    F-3

Statements of Shareholders' Equity                                          F-4

Statements of Cash Flows                                              F-5 - F-6

Notes to Consolidated Financial Statements                           F-7 - F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
MR3 Systems, Inc

We have audited the balance sheets of MR3 Systems, Inc, as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MR3 Systems, Inc, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, MR3 Systems, Inc's management concluded that an intangible asset should be written off at December 31, 2000. Accordingly, the Company recorded an impairment loss of $70,051 in the financial statements for the period ended December 31, 2000.


Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 20, 2003, except for Note 12 and Note 13, which are dated December 1, 2003


                                MR3 SYSTEMS, INC
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                         2001            2000
                                                                     ------------    ------------
ASSETS
   Cash                                                              $         55    $      3,201
   Accounts receivable                                                         --           9,167
   Inventory                                                                   --          18,355
                                                                     ------------    ------------

       Total current assets                                                    55          30,723
                                                                     ------------    ------------
   Property, equipment and leaseholds,
    net of accumulated depreciation and amortization                      325,951         387,625
   Property held for sale                                                      --              --
   Deposits                                                                17,470           3,818
                                                                     ------------    ------------

       Total non-current assets                                           343,421         391,443
                                                                     ------------    ------------

         TOTAL ASSETS                                                $    343,476    $    422,166
                                                                     ============    ============

LIABILITIES
   Accounts payable                                                  $    361,125    $    212,949
   Payroll taxes payable                                                  168,406         115,271
   Accrued expenses                                                       178,111          97,139
   Note payable                                                            84,254          84,254
   Short term notes payable                                               139,644         128,767
                                                                     ------------    ------------

       Total current liabilities                                          931,540         638,380
                                                                     ------------    ------------

   Liabilities related to discontinued division                            63,448          63,448
                                                                     ------------    ------------

       Total long term liabilities                                         63,448          63,448
                                                                     ------------    ------------

         TOTAL LIABILITIES                                                994,988         701,828
                                                                     ------------    ------------
SHAREHOLDERS' DEFICIT
   Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 40,483,101 shares in 2001,
     and 31,909,010 shares in 2000                                        404,831         319,090
   Preferred  stock: 5,000,000    shares  authorized; par value
     $0.01 Series A, 1,250,000 shares authorized; issued
      and outstanding 259,214 shares in 2001
       and 320,839 shares in 2000                                           2,592           3,208
   Additional paid-in capital                                           7,012,531       6,277,663
   Accumulated deficit                                                 (8,071,466)     (6,879,623)
                                                                     ------------    ------------

         Total shareholders' deficit                                     (651,512)       (279,662)
                                                                     ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $    343,476    $    422,166
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001            2000
                                                 ------------    ------------
Income
  Sales                                          $     57,749    $    130,566
  Cost of goods sold                                  387,635         288,267
                                                 ------------    ------------

      Gross margin                                   (329,886)       (157,701)
                                                 ------------    ------------
Operating Expenses
  Research and development                            136,365         481,598
  Mining expenses                                          --              --
  Office expenses                                     137,682          94,357
  Personnel expenses                                  204,032         275,185
  Outside services and professional fees              212,407         195,274
  Rent                                                 63,450          20,200
  Impairment loss on intangible assets                     --          70,051
  Depreciation                                         63,472          58,772
                                                 ------------    ------------

      Total operating expenses                        817,408       1,195,437
                                                 ------------    ------------
Other (Income) and Expenses
  Interest (income) and expense                        20,749          57,112
  Other (income) and expense                           23,000           6,491
                                                 ------------    ------------
      Total other (income) and expense                 43,749          63,603
                                                 ------------    ------------

         Net loss before taxes                     (1,191,043)     (1,416,741)
                                                 ------------    ------------

         Provision for income taxes                       800             800
                                                 ------------    ------------

Net loss                                         $ (1,191,843)   $ (1,417,541)
                                                 ============    ============

  Loss per share:
         Basic - continuing operations           $      (0.03)   $      (0.05)
                                                 ============    ============
         Diluted - continuing operations         $      (0.03)   $      (0.05)
                                                 ============    ============

Weighted average number of shares:
         Basic                                     37,393,288      28,647,119
                                                 ============    ============
         Diluted                                   37,393,288      28,647,119
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.


                                MR3 SYSTEMS, INC
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                       Common                      Preferred            Additional
                                       Stock                         Stock                 paid-
                            --------------------------    --------------------------        in         Accumulated
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


                                MR3 SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                               2001            2000
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (1,191,843)   $ (1,417,541)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                                 63,472          58,772
   Impairment loss on intangible assets                              --          70,051
   Compensation expense on stock options granted                134,960         217,341
   Amortization of warrant issuance                                  --          30,000
   Shares issued for Services                                    21,648          25,000

 Changes in assets and liabilities
   Accounts receivable                                            9,167          (4,652)
   Inventory                                                     18,355           1,602
   Prepaid expenses and deposits                                (13,652)         25,274
   Accounts payable                                             148,176          79,903
   Payroll taxes payable                                         53,135          26,894
   Accrued expenses                                              80,972        (133,854)
   Accrued interest on shareholder notes                         10,877          11,198
   Liabilities related to discontinued division                      --         (36,752)
                                                           ------------    ------------
     Net cash used by operating activities                 $   (664,733)   $ (1,046,764)
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      $     (1,798)   $   (108,442)
                                                           ------------    ------------

     Net cash used by investing activities                 $     (1,798)   $   (108,442)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and warrants         $    663,385    $  1,157,469
                                                           ------------    ------------

     Net cash provided by financing activities             $    663,385    $  1,157,469
                                                           ------------    ------------

                                   (continued)

   The accompanying notes are an integral part of these financial statements.


                               MR3 SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               2001            2000
                                                           ------------    ------------
   Increase (decrease) in cash and short-term
    investments                                            $     (3,146)   $      2,263

   Balance at beginning of year                                   3,201             938
                                                           ------------    ------------

   Balance at end of year                                  $         55    $      3,201
                                                           ============    ============


Supplemental disclosures:

   Cash paid for interest                                  $        984    $     10,297
                                                           ============    ============
   Cash paid for taxes                                     $        800    $        800
                                                           ============    ============

Supplemental Schedule of Non-Cash
Investing and Financing Activities:
                                                               2001            2000
                                                           ------------    ------------

   Conversion of notes payable into common stock           $         --    $     20,000
                                                           ============    ============

   Conversion of accrued interest into common stock        $         --    $         --
                                                           ============    ============

   Common stock issued for services                        $     21,648    $     25,000
                                                           ============    ============

   Compensation expense on stock options
    and warrants granted                                   $    134,960    $    217,341
                                                           ============    ============

   Amortization of warrant issuance
                                                           $         --    $     30,000
                                                           ============    ============

   Conversion of Accounts payable into Note Payable        $         --    $     84,254
                                                           ============    ============

   Dividend-in-kind:

     During the year ended December 31, 2000, the net assets of the Company's discontinued division Airponic Growing Systems, of $164,296 have been charged to the Company's accumulated deficit.

                                                                               2000
                                                                           ------------
     Inventory                                                             $    120,251
     Property and equipment, net                                                  1,932
     Intangible assets                                                           42,113
     Charge to accumulated deficit                                             (164,296)
                                                                           ------------
     Total                                                                 $         --
                                                                           ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
    .     -----------------------------------------------------

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

Concentration of cash
---------------------

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of December 31, 2001 and 2000.

Revenue recognition
-------------------

The Company recognizes revenue when merchandise is shipped to a customer or at the time services are rendered. Shipping costs for delivery of the Company's products are recorded as sales revenue.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

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

Inventory
---------

Inventory consisted principally of raw materials used in the extraction process and is stated at the lower of cost (first-in, first-out method) or market. Management reviews the quality and salability of the inventory on a periodic basis and establishes reserves based upon the lower of cost or fair market value. There was no inventory at December 31, 2001. Inventory amounted to $18,355 at December 31, 2000.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

Assets held under capital leases
--------------------------------

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease. There were no capital lease obligations at December 31, 2001 and 2000.

Advertising costs
-----------------

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2001 and 2000.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

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

Adoption of SFAS-133: Accounting for Derivative Instruments
-----------------------------------------------------------
and Hedging Activities
----------------------

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

Intangible assets
-----------------

The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that intangibles be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company generally determines the fair value of its intangible assets using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

Comprehensive income (loss)
---------------------------

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2001 and 2000, comprehensive income (loss) is equivalent to the Company's reported net income (loss).

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement will not have a material impact on the Company's financial condition or results from operations.

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

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company will adopt the provisions of SFAFS No. 144 effective January 1, 2002.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.       Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Management does not expect the adoption of SFAS 145 to have a material impact on the Company's financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Management does not expect the adoption of SFAS 148 to have a material impact on the Company's financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

3.       Property and Equipment
         ----------------------

Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                          2001          2000
                                                       ---------     ---------
         Office furniture and fixtures                 $  70,282     $  70,282
         Computer and manufacturing equipment            471,991       470,193
         Leasehold improvements                           19,278        19,278
                                                       ---------     ---------

         Total property and equipment                    561,551       559,753
         Less accumulated depreciation                  (235,600)     (172,128)
                                                       ---------     ---------

         Total                                         $ 325,951     $ 387,625
                                                       =========     =========

Depreciation expense for the years ended December 31, 2001 and 2000 was $63,472 and $58,772, respectively.


4.       Accrued Expenses
         ----------------

The Company's Board of Director agreed to defer certain salaries and incentives earned in December 31, 2001 and 2000 for certain officers and key employees.

Accrued interest represent the interest earned on the outstanding notes payable balances at December 31, 2001 and 2000 due to shareholders and related parties.

Accrued expenses at December 31, 2001 and 2000 consisted of the following:

                                                          2001          2000
                                                       ---------     ---------
         Deferred compensation                         $ 171,689     $  82,967
         Accrued interest                                  6,422         4,422
         Accrued payroll                                      --         9,750
                                                       ---------     ---------
         Total                                         $ 178,111     $  97,139
                                                       =========     =========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

5.       Notes Payable
         -------------

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

Short-term notes payable at December 31, 2001 consisted of the following:

                                                                        2001
                                                                     ----------
         10% demand convertible note, due January 2003 with
         interest and principal due and payable on maturity
         date. Note holder has the option to convert the note
         into shares of common stock at $0.10 per share if
         the note becomes overdue                                    $  119,644

         Demand note payable, unsecured, interest at 10%                 20,000
                                                                     ----------

         Total short-term notes payable                              $  139,644
                                                                     ==========


Short-term notes payable at December 31, 2000 consisted of the following:

                                                                        2000
                                                                     ----------
         10% demand convertible note, due January 2002 with
         interest and principal due and payable on maturity
         date. Note holder has the option to convert the note
         into shares of common stock at $0.10 per share if
         the note becomes overdue                                    $  108,767

         Demand note payable, unsecured, interest at 10%                 20,000
                                                                     ----------

         Total short-term notes payable                              $  128,767
                                                                     ==========

Accrued interest on these notes amounted to $6,422 and $4,422 at December 31, 2001 and 2000, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

6.       Shareholders' Equity
         --------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

7.       Income Taxes
         ------------

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

                                                         2001           2000
                                                      -----------   -----------
              Current
                Federal                               $        --   $        --
                State                                         800           800
                                                      -----------   -----------

                                                              800           800
              Deferred
                Federal                                        --            --
                State                                          --            --
                                                      -----------   -----------

                                                               --            --
                                                      -----------   -----------

              Provision for income taxes              $       800   $       800
                                                      ===========   ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following at December 31:

                                                         2001          2000
                                                      -----------   -----------
  Deferred tax asset
    Net operating loss carryforward                   $ 2,506,679   $ 2,149,268
    Amortization of intangible assets                      26,340        29,342
    Deferred benefits and other accruals                  175,629       118,178
                                                      -----------   -----------

  Total deferred tax asset                              2,708,648     2,296,788

  Deferred tax liability
    Differences between book and tax depreciation          90,595        89,778
    State income tax benefit                              105,755        88,023
                                                      -----------   -----------

  Total deferred tax liability                            196,350       177,801
                                                      -----------   -----------

  Net deferred tax asset before valuation allowance     2,512,298     2,118,987
  Less valuation allowance                             (2,512,298)   (2,118,987)
                                                      -----------   -----------

  Net deferred tax asset                              $        --   $        --
                                                      ===========   ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

7.       Income Taxes (continued)
         -----------------------

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2001 and 2000 is as follows:

                                                        2001           2000
                                                     ----------     ----------
         Income tax provision  (benefit) computed
         at federal statutory rate                       (34.00%)       (34.00%)

         State income tax rate                            (8.84%)        (8.84%)

         Valuation allowance                              42.92%         42.92%
                                                     ----------     ----------

         Effective income tax rate                         0.08%          0.08%
                                                     ==========     ==========

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

At December 31, 2001 and 2000, the Company has available approximately $6,525,000 and $5,595,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2001 and 2000, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

8.       Commitments and Contingencies
         -----------------------------

Office leases
-------------

During the years 2001 and 2000 The Company rented facilities in Salem, Massachusetts and Butte, Montana, which were used as production and research and development facilities. These rental agreements are month-to-month.

Beginning in April 2001, the Company occupied 2,766 square feet of office space located at 1 Penn Center East, Suite #200, Pittsburgh, Pennsylvania as a business development office for the purpose of facilitating business opportunities with carbon steel mills. The lease was for a five-year term with monthly payments of $3,688. Rental payments under this lease amounted to $33,192 for the period ended December 31, 2001. The Company subsequently terminated its lease for the office space as of March 15, 2002.

Total rent expense under all these operating leases for the years ended December 31, 2001 and 2000 amounted to $90,400, and $46,700 respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

8.       Commitments and Contingencies (continued)
         ----------------------------------------

Environmental remediation
-------------------------

The accompanying financial statements include accruals for the estimated future costs associated with certain environmental remediation activities related to the past use and disposal of hazardous materials. Substantially all such costs relate to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes and other factors, the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to liquidity, financial position or future of operations. These costs were estimated at $5,000 for the year ended December 31, 2001.

In 2002, the Company recorded additional accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. These accrued costs were estimated at approximately $38,250 and were recorded in the Company's financial statements at December 31, 2002. In January 2004, the Company settled the matter with the Montana Department of Environmental Quality for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004.

9.       Stock Options and Warrants
         --------------------------

The Board of Directors has granted management the authority to issue non-statutory stock options and/or warrants to employees, officers and consultants of the Company. As of December 31, 2001 and 2000, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant

Under this authority from the Board of Directors, no option may be exercised after the expiration date of ten years from the date of grant. There are two types of convertible securities: Non-Qualified Stock Options (NSO) and Warrants. NSO's may be granted to any eligible participant as determined by the management of the Company. The non-statutory stock options and warrants are for periods of four or five years.

Stock options and warrants issued as of December 31, 2001 and 2000 are summarized as follows:

                                                  2001                          2000
                                       --------------------------    --------------------------
                                                        Average                       Average
                                                        Exercise                      Exercise
                                          Shares         Price          Shares         Price
                                       -----------    -----------    -----------    -----------
Outstanding at beginning of year        11,299,090    $      0.35     10,211,691    $      0.37
Granted                                  3,934,067           0.12      2,445,758           0.16
Exercised                                       --             --     (1,313,859)         (0.10)
Forfeited/Cancelled                       (267,500)         (0.50)       (44,500)         (2.44)
                                       -----------    -----------    -----------    -----------

Outstanding at end of year              14,965,657    $      0.29     11,299,090    $      0.35
                                       ===========    ===========    ===========    ===========

Exercisable at end of year              14,965,657    $      0.29     11,299,090    $      0.35
                                       ===========    ===========    ===========    ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.       Stock Options and Warrants (continued)
         -------------------------------------

The following tables presents information about stock options and warrants granted during the years ended December 31, 2001 and 2000 where the exercise price of some options and warrants differed from the market price of the Company's stock on the grant date:

                                                       Weighted
                                                       Number         Average
                                                       of Shares      Exercise
                                                       Granted         Price
                                                      ----------     ----------
         Year ended December 31, 2000:

         Exercise price equals market value            1,367,138     $     0.12
         Exercise price greater than market
          value                                          176,000           0.39
         Exercise price less than market value           902,620           0.18
                                                      ----------     ----------

         Total granted during year                     2,445,758     $     0.16
                                                      ==========     ==========

         Year ended December 31, 2001:

         Exercise price equals market value            1,693,375     $     0.09
         Exercise price greater than market
          value                                        2,240,692           0.15
         Exercise price less than market value                --             --
                                                      ----------     ----------

         Total granted during year                     3,934,067     $     0.12
                                                      ==========     ==========


FASB interpretation No. 44 of APB-25 relating to transactions involving stock
-----------------------------------------------------------------------------
compensation
------------

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

Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2001 and 2000 compensation cost has been recognized for its stock options and warrants granted to outside third parties.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.       Stock Options and Warrants (continued)
         -------------------------------------

Independent consultant stock options and warrants
-------------------------------------------------

During the years ended December 31, 2001 and 2000, the Company's board of directors approved the grant of stock options or warrants to various independent consultants to purchase an aggregate of 2,257,710 and 398,201 shares of its common stock, respectively. These options have an exercise price of $0.10 to $0.25 in 2001 and $0.20 to $0.50 in 2000. All of these option or warrants shares were vested immediately. As a result, the Company recorded $134,960 and $87,200 in compensation expense, which is included in outside services and professional fees in the Statements of Operations, at December 31, 2001 and 2000, respectively. These options or warrants were not issued as part of any of the Company's Stock Option Plans.

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2001:

                                        Warrants and                       Warrants and
                                     Options Outstanding                Options Exercisable
                        ----------------------------------------     -------------------------
                          Number         Weighted                      Number
                        Outstanding      Average       Weighted      Exercisable      Weighted
                          as of         Remaining      Average          as of         Average
     Range of            December      Contractual     Exercise      December 31,     Exercise
  Exercise Prices        31, 2001         Life          Price           2001           Price
--------------------    ----------     ----------     ----------     ----------     ----------
$   0.05-0.07              300,000           4.53     $     0.05        300,000     $     0.05

$        0.10           10,809,421           3.35     $     0.10     10,809,421     $     0.10

$   0.12-0.25            2,619,000           3.59     $     0.20      2,619,000     $     0.20

$   0.38-0.40              250,000           2.81     $     0.39        250,000     $     0.39

$   0.50-0.53              340,236           3.18     $     0.50        340,236     $     0.50

$   1.00-4.00              647,000           0.90     $     3.77        647,000     $     3.77
                        ----------                    ----------     ----------     ----------

                        14,965,657                    $     0.29     14,965,657     $     0.29
                        ==========                    ==========     ==========     ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.       Stock Options and Warrants (continued)
         -------------------------------------

The following table summarizes information with respect to options outstanding and exercisable at December 31, 2000:


                                        Warrants and                       Warrants and
                                     Options Outstanding                Options Exercisable
                        ----------------------------------------     -------------------------
                          Number         Weighted                      Number
                        Outstanding      Average       Weighted      Exercisable      Weighted
                          as of         Remaining      Average          as of         Average
     Range of            December      Contractual     Exercise      December 31,     Exercise
  Exercise Prices        31, 2000         Life          Price           2000           Price
--------------------    ----------     ----------     ----------     ----------     ----------
$        0.10            7,983,354           3.94     $     0.10      7,983,354     $     0.10

$   0.12-0.25            1,861,000           4.38     $     0.18      1,861,000     $     0.18

$   0.38-0.40              250,000           3.81     $     0.39        250,000     $     0.39

$   0.50-0.53              557,736           2.72     $     0.50        557,736     $     0.50

$   1.00-4.00              647,000           1.90     $     3.77        647,000     $     3.77
                        ----------                    ----------     ----------     ----------

                        11,299,090                    $     0.35     11,299,090     $     0.35
                        ==========                    ==========     ==========     ==========


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

Under APB-25, the cost of compensation is measured by the excess of the fair market price of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $130,141 in 2000 for options and warrants granted below fair market value. In 2001, The Company did not grant warrants or options below the fair market value.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.       Stock Options and Warrants (continued)
         -------------------------------------

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                2001              2000
                                            -------------     -------------
         Net Loss:
           As reported                      $  (1,191,843)    $  (1,417,541)
           Pro forma                        $  (1,302,387)    $  (1,679,517)

         Basic and diluted loss per
          common share
           As reported
             Basic                          $       (0.03)    $       (0.05)
             Diluted                        $       (0.03)    $       (0.05)
           Pro forma
             Basic                          $       (0.03)    $       (0.06)
             Diluted                        $       (0.03)    $       (0.06)

Options/warrants are generally granted at prices equal to the current fair value of the Company's common stock at the date of grant. All options and warrants granted during the years ended December 31, 2001 and 2000 vested immediately.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.8%, and expected life of 5 years. 2000: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 6.8%, and expected life of 5 years The weighted-average fair value of options and warrants granted were $0.07 and $0.17 for 2001 and 2000, respectively.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.       Stock Options and Warrants (continued)
         -------------------------------------

Options and warrants repricing
------------------------------

Sharp declines in the market price of the Company's common stock during the years 2001 and 2000 resulted in many outstanding employee stock options and warrants being exercisable at prices that exceeded the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using such equity incentives to motivate and retain management and employees, the Company's board of directors (the Board) determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options and warrants at a price equal to the fair market price since the decline.

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

The effect of this option and warrant repricing on the pro forma disclosures is considered a modification of the terms of the outstanding options and warrants. Accordingly, the 2001 and 2000 pro forma disclosure includes compensation cost for the incremental fair value resulting from such modification.

10.      Concentrations
         --------------

All sales from continuing operations for the years ended December 31, 2001 and 2000 were made to one major customer.

11.      Related Party Transactions
         --------------------------

The Company renewed its employment agreement with the Chief Executive Officer of the Company on July 5, 1996 for an additional five-year term for a base compensation of $120,000 per annum. Deferred compensation, which is included in accrued expenses, amounted to $37,906 and $25,500 for the years ended December 31, 2001 and 2000, respectively.

In addition, the Company recorded deferred compensation for another officer and a major shareholder in the amount of $51,000 and $28,000 for the years ended December 31, 2001 and 2000, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

12.      Subsequent Events
         -----------------

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

The Company has negotiated a lease agreement for its new office facility at 435 Brannan Street, San Francisco, California. The lease is for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497.

In June 2002, the Company announced that it would close its Butte, Montana, Zinc processing plant permanently and move its equipment to Denver, Colorado to process gold under the agreement with Consolidated Empire Gold, Inc. The Company intends to sell some of its old manufacturing equipment. In addition, property and equipment were reviewed in light of the decision to close the MR3 plant in Butte, Montana. The review indicated that MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets.

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

During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes amount to an aggregate of $464,500, mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. These notes grant the note holder the right to purchase common stock warrants at the rate of two (2) warrants per dollar loaned at a price of fifteen cents ($0.15) per share.

The total amount received from these notes during 2003 amounted to $349,500. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangement to the Empire note holders. The majority of note holders converted their principal and interest into restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with an annual interest rate of 12%. In addition, these note holders were granted shares of the Company's common stock equal to the amount of warrants originally granted. As a consequence, the original warrants of these two note holders were subsequently cancelled.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

12.      Subsequent Events (continued)
         ----------------------------

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

In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received its first $250,000 of loan proceeds on October 14, 2003 and an additional $250,000 on December 17, 2003. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

12.      Subsequent Events (continued)
         ----------------------------

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

12.      Subsequent Events (continued)
         ----------------------------

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

In December 2003, the Company entered into a promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back the full amount of the note plus any interest accrued at 12% per annum on or before April 15, 2004. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period.

13.      Modification to Previously Issued Audited Financial Statements
         --------------------------------------------------------------

During 1999, the Company incurred certain costs in connection with the MR3 technology. These costs were capitalized and had a net book value of $70,051 at December 31, 1999. Subsequently, the Company determined that this asset was impaired and should have been written off during 2000. The effect of this change is noted as follows:

                                               2001           2000
                                            -----------    -----------
         Net loss as previously
         reported                           $(1,198,872)   $(1,354,520)

         Asset write-off                             --        (70,051)

         Reversal of amortization                 7,029          7,030
                                            -----------    -----------

         Net loss                           $(1,191,843)   $(1,417,541)
                                            ===========    ===========