Form 10QSB
period 2003-03-31
MR3 SYSTEMS INC
filed 2004-02-17
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______ to ______


                        Commission File Number 000-32343


                                MR3 Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                           62-0259003
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


         435 Brannan Street, Suite #200, San Francisco, California 94107
         ---------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone no., including area code: (415) 947-1090


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]    No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                          Outstanding as of March 31, 2003
 ----------------------------             --------------------------------
 Common Stock, $.01 par value                         48,557,421

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................. 03

Item 2.   Management's Discussion and Analysis or Plan of Operation......... 09

Item 3.   Controls and Procedures........................................... 14

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 15

Item 2.   Changes In Securities............................................. 15

Item 3.   Defaults Upon Senior Securities................................... 15

Item 4.   Submission of Matters to a Vote of Securities Holders............. 15

Item 5.   Other Information................................................. 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 16

          SIGNATURES........................................................ 17

                                     PART I

Item 1.  Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
                March 31, 2003 (Unaudited) and December 31, 2002

                                                                         2003           2002
                                                                     -----------    -----------
ASSETS
Current assets:
Cash                                                                 $    10,151    $    12,496
Prepaid expenses                                                          75,000        105,000
                                                                     -----------    -----------
Total current assets                                                      85,151        117,496
                                                                     -----------    -----------
Non-current assets
Property, equipment and leaseholds,
  net of accumulated depreciation and amortization                       112,551        113,029
Property held for sale                                                     6,000          6,000
Deposits                                                                  21,664          2,497
                                                                     -----------    -----------
Total non-current assets                                                 140,215        121,526
                                                                     -----------    -----------

TOTAL ASSETS                                                         $   225,366    $   239,022
                                                                     ===========    ===========
LIABILITIES

Current liabilities
Accounts payable                                                     $   532,276    $   526,731
Payroll taxes payable                                                    202,023        196,696
Accrued expenses                                                         373,032        302,819
Note payable                                                              84,254         84,254
Short term notes payable                                                 158,608        158,608
                                                                     -----------    -----------
Total current liabilities                                              1,350,193      1,269,108
                                                                     -----------    -----------
Long-term liabilities
Long term notes payable                                                  255,315         99,405
Liabilities related to discontinued division                              63,448         63,448
                                                                     -----------    -----------
Total long-term liabilities                                              318,763        162,853
                                                                     -----------    -----------
TOTAL LIABILITIES                                                      1,668,956      1,431,961
                                                                     -----------    -----------
SHAREHOLDERS' DEFICIT
Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 48,557,421 and 48,382,171 shares in
  2003 and 2002 respectively                                             485,575        483,822
Preferred stock: 5,000,000 shares authorized; par value $0.01
  Series A, 1,250,000 shares authorized; issued and outstanding
  239,214 and 245,464 shares in 2003 and 2002 respectively                 2,393          2,455
Additional paid-in capital                                             7,439,934      7,403,600
Accumulated deficit                                                   (9,371,492)    (9,082,816)
                                                                     -----------    -----------
Total shareholders' deficit                                           (1,443,590)    (1,192,939)
                                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $   225,366    $   239,022
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                            Statements of Operations
                For the three months ended March 31, 2003 and 2002

                                            (Unaudited)     (Unaudited)
                                               2003            2002
                                            ------------    ------------
Income                                      $         --    $         --
Sales                                                 --              --
Cost of goods sold                                    --          34,561
                                            ------------    ------------

Gross margin                                          --         (34,561)
                                            ------------    ------------

Operating Expenses
Development expenses                              82,689          38,425
Office expenses                                    5,115          12,819
Personnel expenses                                51,357          33,699
Outside services and professional fees           116,397          14,545
Rent                                               8,141          17,625
Depreciation                                       1,004           1,004
                                            ------------    ------------
Total operating expenses                         264,703         118,117
                                            ------------    ------------

Other (Income) and Expenses
Interest (income) and expense                     21,667           3,411
                                            ------------    ------------

Net loss before taxes                           (286,370)       (156,089)

Provision for income taxes                         2,306             800
                                            ------------    ------------

Net loss                                    $   (288,676)   $   (156,889)
                                            ============    ============

Loss per share:
Basic - continuing operations               $      (0.01)   $      (0.01)
Diluted - continuing operations                    (0.01)          (0.01)

Weighted average number of shares:
Basic                                         48,456,538      40,558,768
Diluted                                       48,456,538      40,558,768


   The accompanying notes are an integral part of these financial statements.


                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)

                                                                    Three months ended March 31
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (288,676)    $ (156,889)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization                                             1,004          1,004
Amortization of warrant issuance                                          3,910             --
Compensation expense stock warrants granted                              19,524             --

Changes in assets and liabilities
Prepaid expenses and deposits                                            10,833         11,064
Accounts payable                                                          5,545         63,128
Payroll taxes payable                                                     5,327          4,331
Accrued expenses                                                         70,213         65,393
                                                                     ----------     ----------
Net cash used by operating activities                                $ (172,320)    $  (11,969)
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   $     (526)    $       --
                                                                     ----------     ----------

Net cash used by investing activities                                $     (526)    $       --
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-shareholders                             $  152,000     $    2,991
Proceeds from sale of common stock and warrants                          18,501          9,000
                                                                     ----------     ----------

Net cash provided by financing activities                            $  170,501     $   11,991
                                                                     ----------     ----------

Increase (decrease) in cash and short-term investments               $   (2,345)    $       22
                                                                     ----------     ----------

Balance at beginning of period                                           12,496             55
                                                                     ----------     ----------

Balance at end of period                                             $   10,151     $       77
                                                                     ==========     ==========

   The accompanying notes are an integral part of these financial statements.


                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (Continued)


                                                                    Three months ended March 31
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
Supplementary disclosures:
Cash paid for interest                                               $       --     $       --
                                                                     ==========     ==========
Cash paid for taxes                                                  $       --     $       --
                                                                     ==========     ==========

Supplemental Schedule of Noncash Investing and Financing Activities:
Conversion of notes payable into common stock                        $       --     $       --
                                                                     ==========     ==========
Conversion of accrued interest into common stock                     $       --     $       --
                                                                     ==========     ==========

Compensation expense on stock options and warrants granted           $   19,524     $       --
                                                                     ==========     ==========

Amortization of warrant issuance                                     $    3,910     $       --
                                                                     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the annual report on 10-KSB, have been omitted. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002 previously filed with the Commission on August 19, 2003, and subsequent amendments made thereto.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Issuance of Stock and Derivative Securities

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

         In first quarter 2003, the Company issued 169,000 common shares at a price of ten cents ($0.10) per share pursuant to a private sale of securities to four qualified investors.

         In first quarter 2003, one shareholder converted 6,250 preferred shares into 6,250 common shares.

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable with attached warrants, amounting to an aggregate of $464,500. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. The terms associated with the notes are more fully described in the Company's annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003. The Company received $139,500 in connection with this authorization in the first quarter of 2003.

Note 3. Stock-Based Compensation

        The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure. "Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services."

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                          Three Months ended March 31
                                                         ------------------------------
                                                             2003             2002
                                                         ------------      ------------

Net Loss                                                 $   (288,676)     $   (156,889)
Add: Stock-based employee & non-employee
  compensation expenses included in reported
  net loss                                                     19,524                --


Deduct: Stock-based employee & non-employee
  compensation expense determined under
  fair value based method for all awards                      (16,000)               --
                                                         ------------      ------------
 Pro forma                                               $   (285,152)     $   (156,889)
                                                         ============      ============

Net loss per share - basic and diluted
 As reported                                             $      (0.01)            (0.01)
 Pro forma                                                      (0.01)            (0.01)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                          Three Months ended March 31
                                                         ------------------------------
                                                             2003             2002
                                                         ------------      ------------

Risk-free interest rates                                  4.22% - 4.33%            --
Expected lives (in years)                                            5             --
Dividend yield                                                       0%            --
Expected volatility                                                 50%            --

Item 2.  Management's Discussion and Analysis and Plan of Operation

         Forward Looking Statements

         The following discussion of our financial condition and results of operation should be read in conjunction with the Company's annual report on Form 10-KSB for the period ending December 31, 2002 and with the attached financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

         Overview

         MR3 Systems, Inc. is a metals extraction and recovery technology company. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. MR3 has developed a proprietary process for the recovery, separation and purifying of a broad range of metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, such as gold and platinum, even within multiple metal ion environments.

         MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites. The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products produced by the will be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees for various waste removal and remediation services related to its proprietary technology. At present, the Company does not have any production facilities operational at a commercial processing level.

         Plan of Operation

         In first quarter 2003, the Company proceeded to implement its strategy of supplementing the production of certain specialty chemical products, such as liquid zinc sulfate, to the separation and recovery of higher value precious metals from mining sources and other metals-related environmental remediation prospects. The Company hired Mr. Jody Sitkoski as a Vice President on January 1, 2003 to provide technical and mechanical guidance on anticipated future mining related operations. Mr. Sitkoski was instrumental in identifying potential candidate projects for the Company's technology and was principally involved in subsequent negotiations with prospective clients and partners.

         In the first quarter of 2003, the Company continued with the preliminary tasks of sampling, laboratory testing, gold media development, mining and zoning permits, water rights acquisition, grade control program planning, equipment purchase and facility build out in connection with its metals extraction agreement with Consolidated Empire Gold ("CEG"), which was entered into in June of 2002. On February 15, 2003, the Company entered into an operating agreement with SICO, LLC, a private company located in Denver, for the lease of a facility in Lakewood, Colorado to be used to process gold and other precious metals from ore and mine tailings expected to be provided by CEG and other metals extraction agreements. Concurrent with its preliminary activities, the Company retained an independent mining consultancy firm, Arrakis, Inc., to perform an in-depth feasibility study of all projected costs related to the Company's fulfilling its obligations under the CEG agreement.

         Upon review of the data generated by the feasibility study in third quarter 2003, management deemed the upfront expenses related to conventional mining requirements and pretreatment--to make the raw materials suitable for processing using the MR3 technology--to be too capital intensive and involving activity beyond the current scope of the Company's core competencies at this stage in its corporate development. Consequently, on October 21, 2003 the Company executed a termination and mutual release agreement with CEG in connection with the aforementioned operating agreement. The Company may choose to revisit this opportunity if a suitable mining partner is identified to handle the mining aspects and pretreatment requirements of the project or if CEG chooses to pay these expenses of its own accord.

         On January 23, 2003, the Company announced that MR3 Systems Taiwan Co., Ltd.--an affiliate company formed in connection with the Company's joint venture agreement with Linsa Associates Ltd., which was entered into in fiscal year 2002--had executed a 20-year land lease for 2.5 acres of industrial land upon which its 80,000 square foot processing facility will be constructed. MR3 is not obligated to provide any share of upfront expenses related to the Zhang Bing project and as such, its activities had no material affect on the Company's operations in first quarter. In light of the Company's evolved business strategy since the execution of the joint venture agreement, management is in the process of negotiating an amendment with Linsa to reduce the number of jurisdictions and fields-of-use exclusively reserved under the original agreement and to introduce performance standards and other restrictions in the remaining jurisdictions.

         In first quarter 2003, the Company raised $173,000 pursuant to various notes, convertible debentures and the private sale of its securities to qualified investors. In the three subsequent quarters in 2003, the Company raised an additional $1,115,000 with similar debt instruments and private placements with qualified investors. The funds have been used to retire certain liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

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

         Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company has selected a contractor--Toltec Engineering Services, LLC of Payson, Arizona--to fabricate its unique MR3 related equipment (e.g. modules, tanks, pumps, flow transmitters, etc.) and has submitted its initial order for long lead-time hardware. The Company has also established strategic relationships with mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering, assessment activities and fine-tuning of its process technology to commercial operating levels.

         Management is in discussion with seven prospects for the processing of precious metal concentrates from their source locations. In addition, management is reviewing prospects for specialty chemical production in two international locations and two nuclear-related domestic environmental remediation projects. The Company is currently evaluating source samples from certain of these aforementioned parties to determine the viability of the project application and is in various stages of negotiation with regards to structuring related compensation agreements. As of this date, the Company has not obtained a firm contractual commitment for its services from these prospective sources. The operations of any MR3 processing facility is not expected to be labor intensive and accordingly management expects to hire only a limited number of additional employees, if any, in association with each of these projects.

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

         Results of Operations

         Three Months Ended March 31, 2003 ("First Quarter of 2003") and Three Months Ended March 31, 2002 ("First Quarter of 2002")

         The Company did not generate any revenues from operations for the three months ended March 31, 2003 or for the three months ended March 31, 2002. In fourth quarter 2001, the Company elected to discontinue its non-profitable operations (due to seasonal demand factors) at its Butte, Montana processing facility, which was producing liquid zinc sulfate for sale to its lead customer, Carus Chemical Company of Peru, Illinois. Accordingly, in the first quarter of 2002, the Company primarily focused its efforts on concluding its operations in Butte and settling its corresponding obligations and commitments. Management also began the process of assessing new opportunities for the migration of MR3's technology to other more lucrative metals-related industries. In the first quarter of 2003, the Company began positioning itself to effect the separation and recovery of precious metals in connection with its agreement (entered into in 2002) with Consolidated Empire Gold, Inc. of Evergreen, Colorado, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold in the first quarter of 2003 and recorded cost of goods sold expense of $34,561 for the first quarter of 2002. Cost of goods sold in 2002 included a provision for certain environmental remediation efforts related to its closure of the Butte facility and three months of rent commitments to the Butte landlords.

         Total operating expenses for the first quarter of 2003 amounted to $264,703 compared to $118,117 for the first quarter of 2002, an increase of 124%. The increase is primarily attributed to the Company gearing up to implement its strategy for precious metals extraction and recovery at the Empire mine site and other prospective locations. Development expenses increased by $44,264 to a total of $82,689 for the first three months of 2003 compared to $38,425 for the same period in 2002. Personnel expenses increased by $17,658 to a total of $51,357 in the first quarter of 2003 compared to the same period in 2002. Personnel expenses for the first three months of 2003 included salary expense for Mr. Randall Reis, then President and Chief Executive Officer and Mr.

Jody Sitkoski, Senior Vice President as of January 2003. Other notable increases in the first quarter of 2003 over that of 2002 included an increase of $101,852 related to outside services and professional fees. These fees included $45,000 in amortization related to the Company's agreement--entered into in August of 2002--with Synergy International & Partners S.A., a Switzerland company, to provide the Company with public and investor relation services. The increase also included $18,000 in consulting fees recorded to reflect the issuance of warrants to non-employees.

         Interest expense increased from $3,411 in the first quarter of 2002 to $21,667 in the first quarter of 2003. The increase is the result of interest being generated on the Company's note commitments to the Empire Gold note holders and Zevtec Canada, Inc.

         The Company had a net loss of $288,676 for the three month period ended March 31, 2003 compared with $156,889 for the for the three month period ended March 31, 2002. This 84.0% increase for the first quarter of 2003 is attributed to the increase in operating expenses incurred by the Company in initiating its revamped business and operating strategy.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with certain shareholders. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund its current and future projects and its abilities to meet its cash and working capital needs in accordance with its current business strategy.

         At March 31, 2003, the Company had a working capital deficit of $1,265,042 as compared to a working capital deficit of $1,151,612 at December 31, 2002. This 9.8% increase in working capital deficit is primarily attributed to reductions in cash and additions to accrued expenses related to the Company's increased business activities in first quarter of 2003.

         At March 31, 2003, the Company had total assets of $225,366 and total shareholders' deficit of $1,443,590 compared with total assets of $239,022 and total shareholders' deficit of $1,192,939 at December 31, 2002. The 5.5% reduction in total assets is attributed to reductions in cash and prepaid expenses related to the Company's business activities in first quarter 2003. The 21% increase in total shareholders' deficit is attributed to an increase in accumulated deficit related to an increase in operating expenses in the first quarter of 2003 without corresponding revenues.

         For the three month period ended March 31, 2003 and 2002, net cash used by operating activities totaled $172,320 and $11,969, respectively. The increase in net cash used in first quarter 2003 is attributed to the increase in business activities of the Company as it revamped its business strategy.

         For the three month period ended March 31, 2003 and 2002, net cash used by investing activities amounted to $526 and $0, respectively. Cash used by investing activities related to the purchase of equipment and property.

         For the three month period ended March 31, 2003 and 2002, net cash provided by financing activities totaled $170,501 and $11,991. The Company realized cash in the two periods from such financing activities as the private sale of common stock and notes from shareholders and other third parties.

         During fiscal year 2004, the Company expects to meet its cash and working capital needs primarily from cash generated from operations, license sales, the private sale of its securities, convertible debt instruments, note payables and credit facilities with private lenders.

         The Company presently leases its facilities on a contractual basis with certain timeframe commitments and obligations. The Company believes that its existing facilities will be sufficient to meet the Company's current needs. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms. From time to time, the Company has committed to leases on a month-to-month basis without a minimum commitment and may elect to do so in the future.

Off-Balance sheet Arrangements

         The Company does not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective within the limitations noted below. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date for small business issuers in 2005.

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

                                    PART II

Item 1.  Legal Proceedings

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

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

         In first quarter 2003, the Company issued 169,000 common shares at a price of ten cents ($0.10) per share pursuant to a private sale of securities to four qualified investors.

         In first quarter 2003, one shareholder converted 6,250 preferred shares into 6,250 common shares.

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable with attached warrants, amounting to an aggregate of $464,500. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. The terms associated with the notes are more fully described in the Company's annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003. The Company received $139,500 in connection with this authorization in the first quarter of 2003.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2003.

Item 5.  Other Information

         In January 2003, the Company entered into a three-year employment agreement with Jody J. Sitkoski for the position of Senior Vice President. The terms of Mr. Sitkoski's employment agreement are more fully disclosed in the Company's annual report on Form 10-KSB for the period ended December 31, 2002.

         On February 15, 2003, the Company entered into three-year operating agreement with SICO, LLC, a private company located in Denver, for the lease of a facility in Lakewood, Colorado. The facility, which consists of a 10,000 square-foot building, was to be used to process gold and other precious metals from the materials provided by the Company's various metals extraction agreements. In light of the subsequent termination of a revenue sharing agreement with Empire Gold in October 2003, the Company executed a termination and mutual release agreement with SICO effective December 15, 2003. The termination agreement specifies that MR3 forfeit its $10,000 security deposit, forfeit the last month's rent deposit of approximately $4,583 and pay the Company's final share of utilities and expenses through December 31, 2003.

         Pursuant to the terms of his employment agreement, The Company elected to terminate the employment of Mr. Larry Hopper, then President and Chief Operating Officer, on March 15, 2003. On August 8, 2003, management executed a settlement agreement with Mr. Hopper whereby the Company settled any and all potential claims against the Company related to his period of employment with MR3 and subsequent termination. In consideration of the settlement agreement, Mr. Hopper was paid a lump sum of $65,000 and was issued vested warrants to purchase 800,000 shares of the Company's common stock at an exercise price of twenty cents ($0.20).

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 Termination and Release Agreement between the Company and SICO dated December 15, 2003. (1)

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002 filed with the Securities and Exchange Commission on December 22, 2003.


         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MR3 Systems, Inc.

Date: February 10, 2004                By: /s/ GARY ABREIM
                                           -------------------------------------
                                           Gary Abreim
                                           Chief Financial Officer


Date: February 10, 2004                By: /s/ BRADLEY ROTTER
                                           -------------------------------------
                                           Bradley Rotter
                                           Chief Executive Officer