Form 10QSB
period 2003-06-30
MR3 SYSTEMS INC
filed 2004-02-17
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

                                 Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of June 30, 2003
  ----------------------------              -------------------------------
  Common Stock, $.01 par value                         50,064,504

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................  03

Item 2.     Management's Discussion and Analysis or Plan of Operation......  09

Item 3.     Controls and Procedures........................................  14

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  15

Item 2.     Changes In Securities..........................................  15

Item 3.     Defaults Upon Senior Securities................................  15

Item 4.     Submission of Matters to a Vote of Securities Holders..........  15

Item 5.     Other Information..............................................  16

Item 6.     Exhibits and Reports on Form 8-K...............................  16

            SIGNATURES.....................................................  17

                                     PART I

Item 1.  Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
                 June 30, 2003 (Unaudited) and December 31, 2002

                                                                    2003            2002
                                                                ------------    ------------
ASSETS
Current assets:
Cash                                                            $     56,552    $     12,496
Prepaid expenses                                                      15,000         105,000
                                                                ------------    ------------
Total current assets                                                  71,552         117,496
                                                                ------------    ------------

Non-current assets
Property, equipment and leaseholds,
    net of accumulated depreciation and
    amortization                                                     132,497         113,029
Property held for sale                                                 6,000           6,000
Deposits                                                              17,081           2,497
                                                                ------------    ------------
Total non-current assets                                             155,578         121,526
                                                                ------------    ------------


TOTAL ASSETS                                                    $    227,130    $    239,022
                                                                ============    ============

LIABILITIES
Current liabilities
Accounts payable                                                $    534,094    $    526,731
Payroll taxes payable                                                202,400         196,696
Accrued expenses                                                     385,997         302,819

Note payable                                                          84,254          84,254
Short term notes payable-shareholders                                131,608         158,608
                                                                ------------    ------------
Total current liabilities                                          1,338,353       1,269,108
                                                                ------------    ------------

Long-term liabilities
Long term notes payable-shareholders                                 501,725          99,405
Liabilities related to discontinued division                          63,448          63,448
                                                                ------------    ------------
Total long-term liabilities                                          565,173         162,853
                                                                ------------    ------------
TOTAL LIABILITIES                                                  1,903,526       1,431,961
                                                                ------------    ------------

SHAREHOLDERS' DEFICIT
Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 50,064,504 and 48,382,171 shares in
   2003 and 2002 respectively                                        500,646         483,822
Preferred stock: 5,000,000 shares authorized; par value $0.01
   Series A, 1,250,000 shares authorized; issued
   and outstanding 239,214 and 245,464 shares in
   2003 and 2002 respectively                                          2,393           2,455
Additional paid-in capital                                         7,690,901       7,403,600
Accumulated deficit                                               (9,870,336)     (9,082,816)
                                                                ------------    ------------
Total shareholders' deficit                                       (1,676,396)     (1,192,939)
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $    227,130    $    239,022
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Operations (Unaudited)

                                          Three months ended June 30       Six months ended June 30
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
Income
Sales                                    $         --    $         --    $         --    $         --
Cost of goods sold                                 --          20,030              --          54,591
                                         ------------    ------------    ------------    ------------

Gross margin                                       --         (20,030)             --         (54,591)
                                         ------------    ------------    ------------    ------------

Operating Expenses
Development expenses                          116,334          47,906         199,024          86,331
Office expenses                                15,851          33,347          20,966          46,166
Personnel expenses                            129,466          33,699         180,823          67,398
Outside services and professional fees        198,790          26,306         315,187          40,851
Rent                                            8,677          10,249          16,818          27,874
Loss on equipment write-down                       --         202,907              --         202,907
Depreciation                                    1,004           1,004           2,008           2,008
                                         ------------    ------------    ------------    ------------

Total operating expenses                      470,122         355,418         734,825         473,535
                                         ------------    ------------    ------------    ------------

Other (Income) and Expenses
Interest (income) and expense                  28,722           3,912          50,389           7,323
Other (income) and expense                         --         (27,515)             --         (27,515)
                                         ------------    ------------    ------------    ------------


Total other (income) and expense               28,722         (23,603)         50,389         (20,192)
                                         ------------    ------------    ------------    ------------

Net loss before taxes                        (498,844)       (351,845)       (785,214)       (507,934)

Provision for income taxes                         --              --           2,306             800
                                         ------------    ------------    ------------    ------------
Net loss                                 $   (498,844)   $   (351,845)   $   (787,520)   $   (508,734)
                                         ============    ============    ============    ============

Loss per share:
Basic - continuing operations            $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
Diluted - continuing operations          $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)


Weighted average number of shares:
Basic                                      49,236,682      42,577,613      48,875,918      41,573,767
Diluted                                    49,236,682      42,577,613      48,875,918      41,573,767

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)

                                                            Three months ended            Six months ended
                                                                  June 30                     June 30
                                                          ------------------------    ------------------------
                                                             2003          2002          2003          2002
                                                          ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $ (498,844)   $ (351,845)   $ (787,520)   $ (508,734)
 Adjustments to reconcile net loss to net cash used
 by operating activities:
 Depreciation and amortization                                 1,004         1,004         2,008         2,008
 Net loss on write-down of property and equipment                 --       202,907            --       202,907
 Compensation expense on stock options granted                98,238            --       117,762            --
 Amortization of warrant issuance                              3,910            --         7,820            --
 Shares issued for Services                                   52,800            --        52,800            --

 Changes in assets and liabilities
 Prepaid expenses and deposits                                64,583         3,688        75,417        14,752
 Accounts payable                                              1,819        28,493         7,363        91,621
 Payroll taxes payable                                           377         4,131         5,704         8,462
 Accrued expenses                                             12,964        24,300        83,178        89,693
                                                          ----------    ----------    ----------    ----------
 Net cash used by operating activities                    $ (263,149)   $  (87,322)   $ (435,468)   $  (99,291)
                                                          ----------    ----------    ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       $  (20,950)   $       --    $  (21,477)   $       --
                                                          ----------    ----------    ----------    ----------

 Net cash used by investing activities                    $  (20,950)   $       --    $  (21,477)   $       --
                                                          ----------    ----------    ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable-shareholders                 $  242,500    $   17,991    $  394,500    $   20,982
 Principal payments on notes payable-shareholders            (27,000)                    (27,000)
 Proceeds from sale of common stock and warrants             115,000        75,781       133,501        84,781
                                                          ----------    ----------    ----------    ----------

 Net cash provided by financing activities                $  330,500    $   93,772    $  501,001    $  105,763
                                                          ----------    ----------    ----------    ----------

 Increase (decrease) in cash and short-term investments   $   46,401    $    6,450    $   44,056    $    6,472
                                                          ----------    ----------    ----------    ----------

 Balance at beginning of period                               10,151            77        12,496            55
                                                          ----------    ----------    ----------    ----------

 Balance at end of period                                 $   56,552    $    6,527    $   56,552    $    6,527
                                                          ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of these financial statements

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (Continued)

                                                                Three months ended             Six months ended
                                                                     June 30                       June 30
                                                           ---------------------------   ---------------------------
                                                               2003           2002           2003           2002
                                                           ------------   ------------   ------------   ------------
Supplementary disclosures:

 Cash paid for interest                                    $         --   $         --   $         --   $         --
                                                           ============   ============   ============   ============
 Cash paid for taxes                                       $         --   $         --   $         --   $         --
                                                           ============   ============   ============   ============


Supplemental Schedule of Noncash Investing and Financing
Activities:

 Conversion of notes payable into common stock             $         --   $         --   $         --   $         --
                                                           ============   ============   ============   ============

 Conversion of accrued interest into common stock          $         --   $         --   $         --   $         --
                                                           ============   ============   ============   ============

 Common stock issued for services                          $     52,800   $         --   $     52,800   $         --
                                                           ============   ============   ============   ============

 Compensation expense on stock options and warrants
 granted                                                   $     98,238   $         --   $    117,762   $         --
                                                           ============   ============   ============   ============

 Amortization of warrant
 issuance                                                  $      3,910   $         --   $      7,820   $         --
                                                           ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002


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

         In June 2003, in connection with Dr. Irving DeVoe's waiver of his anti-dilution agreement with MR3, the Company issued him 200,000 shares of common stock.

         In second quarter 2003, the Company issued 983,333 common shares at an average price of $0.117 per share pursuant to a private sale of securities to qualified investors. Mr. Bradley Rotter, Chief Executive Officer, was issued 833,333 common shares at a price of twelve ($0.12) per share in connection with the private sale of securities.

         In second quarter 2003, the Company issued 328,000 common shares to three individuals at a price of ten cents ($0.10) per share in consideration of services provided to the Company

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable with attached warrants, amounting to an aggregate of $464,500. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. The terms associated with the notes are more fully described in the Company's annual report on Form 10-KSB for the period ended December 31, 2002. The Company received $210,000 in connection with this authorization in the second quarter of 2003.

Note 3. Stock-Based Compensation

        The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services."

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                          Three Months ended June 30   Six Months ended June 30
                                          --------------------------   ------------------------
                                              2003         2002          2003         2002
                                          ----------    ------------   ---------    -----------
Net Loss                                   $(498,844)   $  (351,845)   $(787,520)   $  (508,734)
Add: Stock-based employee & non-employee
compensation expenses included in
  reported net loss                           98,238             --      117,762             --

Deduct: Stock-based employee &
  non-employee compensation expense
  determined under fair value
  based method for all awards               (197,838)            --     (213,838)            --
                                           ---------    -----------    ---------    -----------
  Pro forma                                $(598,444)   $  (351,845)   $(883,596)   $  (508,734)
                                           =========    ===========    =========    ===========

Net loss per share - basic and diluted
  As reported                              $   (0.01)   $     (0.01)   $   (0.02)   $     (0.01)
  Pro forma                                    (0.01)         (0.01)       (0.02)         (0.02)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                           Three Months ended June 30   Six Months ended June 30
                           --------------------------   ------------------------
                                 2003         2002          2003         2002
                           --------------- ----------   ------------- ----------
Risk-free interest rates     3.79% - 4.38%        --     3.79% - 4.38%       --
Expected lives (in years)               5         --                5        --
Dividend yield                          0%        --                0%       --
Expected  volatility                   50%        --               50%       --

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

         MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites. The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products produced by the Company will be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees for various waste removal and remediation services related to its proprietary technology. At present, the Company does not have any production facilities operational at a commercial processing level.

         Plan of Operation

         In second quarter 2003, the Company continued to implement its strategy of supplementing the generation of lower value specialty chemical products, such as liquid zinc sulfate, with the separation and recovery of precious metals from mining sources and other viable metals-related environmental remediation prospects. The Company hired Mr. Bradley N. Rotter in April 2003 as President and Chief Operating Officer. Mr. Rotter's primary focus at that time was to finance the completion of the Company's planned MR3 technology processing facility in Lakewood, Colorado. Once operational, the Company planned to use the Lakewood facility for processing of materials from multiple project sites in the western portion of the United States.

         For the three month period ended June 30, 2003, the Company continued with the preliminary tasks of sampling, laboratory testing, gold media development, mining and zoning permits, water rights acquisition, grade control program planning, equipment purchase and facility build out in connection with its metals extraction agreement with Consolidated Empire Gold ("CEG"), which was entered into in June of 2002. Concurrent with these activities, the Company retained an independent mining consultancy firm, Arrakis, Inc., to perform an in-depth feasibility study of all projected cost related to the Company's fulfilling its obligations under the specified agreement.

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

         On June 25, 2003, the Company announced that it had increased its number of mining claims from 6 to 117 claims at a central Nevada precious metals mine site in connection with an exclusive metals processing agreement with Mr. Raymond Looper of Fallon, Nevada. The Looper agreement was entered into in 2002. The Company holds the option to process all precious metals mined from the Nevada site subject to MR3 receiving satisfactory independent ore concentration test results. The Company is not obligated to provide upfront expenses related to the mining and pretreatment of the precious metal bearing rock located at the mining properties. As of the date hereof, the Company had not yet exercised its option and is continuing to evaluate the potential of the Nevada project.

         In second quarter 2003, the Company raised $255,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. In the third quarter of 2003, the Company raised an additional $735,000 in connection with private placements with accredited investors. The funds have been used to retire certain liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

         The Company intends to meet its ongoing cash requirements for this period through a combination of funding sources including, but not limited to private placements, debt instruments, the sale of stock to qualified investors, sales of technology licenses and anticipated revenues generated from contractual applications of its technology. Management can provide no assurance that any funds will be derived from such sources, but reasonably believes that it will be successful in doing so. Management intends to adjust its monthly rate of expenditures proportional to its cash reserves and funds raised over the next twelve months. In addition, potential revenues derived from its technology related engineering and consulting fees, are expected to supplement the cash reserves of the Company.

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

Results of Operations

         Three Months Ended June 30, 2003 ("Second Quarter of 2003") and Three Months Ended June 30, 2002 ("Second Quarter of 2002")

         The Company did not generate any revenues from operations for the six months ended June 30, 2003 or for the six months ended June 30, 2002. In fourth quarter 2001, the Company elected to discontinue its non-profitable operations (due to seasonal demand factors) at its Butte, Montana facility, which was producing liquid zinc sulfate for sale to its lead customer, Carus Chemical Company of Peru, Illinois. Management then moved to evolve MR3's business strategy toward more lucrative metals-related opportunities for its MR3 Technology. In the first half of 2002, the Company focused its efforts on concluding its operations in Butte and settling its related obligations and commitments. In April 2002, the Company closed its Pittsburg, Pennsylvania business development office that was established to facilitate business projects and management relationships for the processing of electric arc furnace dust in carbon steel mills. In second quarter 2002, management also began the process of assessing new opportunities for the migration of MR3's technology to other industries and began to enter into agreements with independent mining-related third parties for the exclusive processing of precious metals presumed to be contained within certain mining properties in the western United States. In the second quarter of 2003, the Company continued to position itself to effect the separation and recovery of precious metals in connection with its agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold in the first half of 2003 and recorded cost of goods sold expense of $20,030 for the second quarter of 2002 and $54,591 for the first half of 2002. Cost of goods sold in 2002 included a provision for certain environmental remediation efforts related to its closure of the Butte facility, rent commitments to landlords, waste clean up and property tax.

         Total operating expenses for the second quarter and first half of 2003 amounted to $470,122 and $734,825, respectively. This compares to $355,418 and $473,535 for the same periods in 2002. In second quarter 2003, development expenses amounted $116,335 compared to $47,906 for the second quarter of 2002. This $68,429 increase resulted from expenses incurred related to site preparation at the Company's affiliated mining projects located in Nevada and Colorado, as well as lease expense in connection with its anticipated processing facility in Lakewood, Colorado. Personnel expenses increased by $95,767 in the second quarter of 2003 compared with the second quarter of 2002. This increase resulted primarily from full salary payments to executive officers in 2003 and the hiring of two new executives in the second quarter of 2003. In addition, the Company recorded $50,238 in compensation expense related to the repricing of options in a prior period. Outside services and professional fees also increased from $26,306 in second quarter of 2002 to $198,790 for the same period in 2003. This $172,484 increase included amortization of $45,000 in 2003 related to the Company's agreement with its investor relations firm, Synergy International, which was not if effect during the same period of 2002. It also included $48,000 in consulting fees recorded to reflect the issuance of warrants to non-employees. In second quarter 2002, the Company recorded a write-down of $202,907on certain equipment located at the Butte facility. The Company made no similar provision for any equipment write-down in the first half of 2003.

         Interest expense amounted to $28,722 and $50,389 for the three and six month period ended June 30, 2003, respectively compared to $3,912 and $7,323 for the same periods in 2002. The increase in second quarter and the first half of 2003 is attributed to interest being generated on the Company's debt commitments to the Empire Gold note holders and other convertible debentures issued in 2003.

         The Company had a net loss of $498,844 and $787,520 for the three and six month period ended June 30, 2003 compared to $351,845 and $508,734 for the for the three and six month period ended June 30, 2002. The 41.8% increase for the second quarter of 2003 and 54.8% increase for the first half of 2003 is attributed to the increase in operating expenses incurred by the Company in implementing its revamped operating strategy for the precious metals extraction and recovery market and the staffing up of additional management to oversee its business activities. The Company's net loss in second quarter 2002 was offset somewhat by a gain of $27,515 on the sale of certain equipment located at its Butte facility. There was no similar gain on the sale of equipment in the first half of 2003.

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

         At June 30, 2003, the Company had a working capital deficit of $1,266,801 as compared to a working capital deficit of $1,151,612 at December 31, 2002. This 10.0% increase in working capital deficit is primarily attributed to reductions in prepaid expenses and additions to accrued expenses related to the Company's operations in the first half of 2003.

         At June 30, 2003, the Company had total assets of $227,130 and total shareholders' deficit of $1,676,396 compared with total assets of $239,022 and total shareholders' deficit of $1,192,939 at December 31, 2002. The 5.0% reduction in total assets is attributed to reductions in prepaid expenses related to the Company's business activities in first half of 2003. The 40.5% increase in total shareholders' deficit is attributed to an increase in accumulated deficit related to an increase in operating activities in the first half of 2003 without corresponding revenues.

         For the three and six month period ended June 30, 2003, net cash used by operating activities totaled $263,149 and $435,469, respectively compared with $87,322 and $99,291 for the same periods in 2002. The increase for the three and six month periods in 2003 was attributed to the Company's increased business activities.

         For the second quarter of 2003, net cash used by investing activities totaled $20,950 compared with $0 for the second quarter of 2002. The cash was used to purchase property and equipment.

         For the three and six month period ended June 30, 2003, net cash provided by financing activities totaled $330,500 and $501,001 respectively, compared with $93,772 and $105,763 for the same periods in 2002. The Company realized cash in the two noted periods from such financing activities as the sale of common stock and notes from shareholders and other third parties.

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

         In June 2003, in connection with Dr. Irving DeVoe's waiver of his anti-dilution agreement with MR3, the Company issued him 200,000 shares of common stock.

         In second quarter 2003, the Company issued 983,333 common shares at an average price of $0.117 per share pursuant to a private sale of securities to qualified investors. Mr. Bradley Rotter, Chief Executive Officer, was issued 833,333 common shares at a price of twelve ($0.12) per share in connection with the private sale of securities.

         In second quarter 2003, the Company issued 328,000 common shares to three individuals at a price of ten cents ($0.10) per share in consideration of services provided to the Company

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable with attached warrants, amounting to an aggregate of $464,500. The Company utilized the proceeds for general working capital and certain startup expenses related to the Empire Gold project. The terms associated with the notes are more fully described in the Company's annual report on Form 10-KSB for the period ended December 31, 2002. The Company received $210,000 in connection with this authorization in the second quarter of 2003 and $349,500 for the first half of 2003.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended June 30, 2003.

Item 5.  Other Information

         In April 2003, Mr. Bradley N. Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter serves in the Company's San Francisco headquarters. On November 24, 2003, the Company appointed Mr. Rotter as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who retained his position as Chairman of the Board. At the end of November 2003, the Company appointed Mr. John King Burns as President and Chief Operating Officer, assuming Mr. Rotter's position in that management capacity. Mr. Rotter and Mr. Burns were also subsequently nominated as Directors of the Company.

         In second quarter 2003, the Company entered into three-year employment agreements with Randall S. Reis, then the Company's Chairman and CEO and Bradley
N. Rotter, then the Company's President and Chief Operating Officer. The terms of the employment agreements are more fully disclosed and included as exhibits to the Company's annual report on 10-KSB for the period ended December 31, 2002.

         In May 2003, the Company formed TechMining, LLC, a Colorado company, as a wholly owned subsidiary of the Company to own and operate a precious metals processing facility in Lakewood, Colorado. TechMining is currently inactive and the Company may elect to close the subsidiary if it does not initiate precious metals processing operations in Colorado.

         In June 2003, the Company entered into a three-year employment agreement with Dr. Irving DeVoe, who is employed as Chief Science Officer and is the inventor of the MR3 technology. The terms of the agreement are more fully disclosed and included as an exhibit to the Company's annual report on Form-10KSB for the period ended December 31, 2002.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended June 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MR3 Systems, Inc.



Date:   February 10, 2004                By: /s/ GARY ABREIM
                                             ---------------------------------
                                             Gary Abreim
                                             Chief Financial Officer


Date:   February 10, 2004                By: /s/ BRADLEY ROTTER
                                             ---------------------------------
                                             Bradley Rotter
                                             Chief Executive Officer