Form 10QSB
period 2003-09-30
MR3 SYSTEMS INC
filed 2004-02-17
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

                                 Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding as of September 30, 2003
  ----------------------------              ------------------------------------
  Common Stock, $.01 par value                           59,566,839

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................  03

Item 2.     Management's Discussion and Analysis or Plan of Operation......  10

Item 3.     Controls and Procedures........................................  15

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  16

Item 2.     Changes In Securities..........................................  16

Item 3.     Defaults Upon Senior Securities................................  17

Item 4.     Submission of Matters to a Vote of Securities Holders..........  17

Item 5.     Other Information..............................................  18

Item 6.     Exhibits and Reports on Form 8-K...............................  18

            SIGNATURES.....................................................  19

                                     PART I

Item 1. Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
              September 30, 2003 (Unaudited) and December 31, 2002

                                                                    2003            2002
                                                                ------------    ------------
ASSETS

Current assets:
Cash                                                            $    156,040    $     12,496
Prepaid expenses                                                          --         105,000
                                                                ------------    ------------

Total current assets                                                 156,040         117,496
                                                                ------------    ------------

Non-current assets
Property, equipment and leaseholds,
   net of accumulated depreciation and amortization                   88,627         113,029
Property held for sale                                                    --           6,000
Deposits                                                              37,426           2,497
                                                                ------------    ------------
Total non-current assets                                             126,053         121,526
                                                                ------------    ------------

TOTAL ASSETS                                                    $    282,093    $    239,022
                                                                ============    ============

LIABILITIES

Current liabilities
Accounts payable                                                $    405,267    $    526,731
Payroll taxes payable                                                200,964         196,696
Accrued expenses                                                     278,422         302,819
Note payable                                                          84,254          84,254
Short term notes payable-shareholders                                131,608         158,608
                                                                ------------    ------------
Total current liabilities                                          1,100,515       1,269,108
                                                                ------------    ------------

Long-term liabilities

Long term notes payable-shareholders                                  81,045          99,405
Liabilities related to discontinued division                              --          63,448
                                                                ------------    ------------
Total long-term liabilities                                           81,045         162,853
                                                                ------------    ------------
TOTAL LIABILITIES                                                  1,181,560       1,431,961
                                                                ------------    ------------

SHAREHOLDERS' DEFICIT

Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 59,566,839 and 48,382,171 shares in
   2003 and 2002 respectively                                        595,669         483,822
Preferred stock: 5,000,000 shares authorized; par value $0.01
   Series A, 1,250,000 shares authorized; issued
   and outstanding 237,964 and 245,464 shares in
   2003 and 2002 respectively                                          2,380           2,455
Additional paid-in capital                                         8,774,506       7,403,600
Accumulated deficit                                              (10,272,022)     (9,082,816)
                                                                ------------    ------------
Total shareholders' deficit                                         (899,467)     (1,192,939)
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $    282,093    $    239,022
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Operations (Unaudited)

                                         Three months ended September 30      Nine months ended September 30
                                         --------------------------------    --------------------------------
                                              2003              2002              2003              2002
                                         --------------    --------------    --------------    --------------
Income

Sales                                    $           --    $           --    $           --    $           --
Cost of goods sold                                   --             3,440                --            58,031
                                         --------------    --------------    --------------    --------------

Gross margin                                         --            (3,440)               --           (58,031)
                                         --------------    --------------    --------------    --------------

Operating Expenses

Development expenses                            171,103            42,987           370,126           129,318
Office expenses                                  24,939             8,184            45,905            54,350
Personnel expenses                              157,319            33,699           338,141           101,097
Outside services and professional fees           84,013            62,324           399,200           103,175
Rent                                              8,692             8,187            25,510            36,061
Loss on equipment write-down                     94,113                --            94,113           202,907
Depreciation                                      1,004             1,004             3,012             3,012
                                         --------------    --------------    --------------    --------------

Total operating expenses                        541,183           156,385         1,276,007           629,920
                                         --------------    --------------    --------------    --------------

Other (Income) and Expenses

Interest (income) and expense                    32,496             3,159            82,885            10,482
Other (income) and expense                     (171,992)               --          (171,992)          (27,515)
                                         --------------    --------------    --------------    --------------

Total other (income) and expense               (139,496)            3,159           (89,107)          (17,033)
                                         --------------    --------------    --------------    --------------

Net loss before taxes                          (401,687)         (162,984)       (1,186,900)         (670,918)

Provision for income taxes                           --                --             2,306               800
                                         --------------    --------------    --------------    --------------

Net loss                                 $     (401,687)   $     (162,984)   $   (1,189,206)   $     (671,718)
                                         ==============    ==============    ==============    ==============


Loss per share:

Basic - continuing operations            $        (0.01)   $        (0.00)   $        (0.02)   $        (0.02)
Diluted - continuing operations          $        (0.01)   $        (0.00)   $        (0.02)   $        (0.02)


Weighted average number of shares:

Basic                                        52,918,670        45,213,476        50,698,748        42,800,336
Diluted                                      52,918,670        45,213,476        50,698,748        42,800,336

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)

                                                     Three months ended September 30   Nine months ended September 30
                                                     ------------------------------    ------------------------------
                                                         2003             2002             2003              2002
                                                     -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $    (401,687)   $    (162,984)   $  (1,189,206)   $    (671,718)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization                                1,004            1,004            3,012            3,012
Net loss on write-down of property and equipment            94,113               --           94,113          202,907
Net gain on the foregiveness of debt                      (138,044)              --         (138,044)              --
Compensation expense on stock warrants granted              33,588               --          151,349               --
Amortization of warrant issuance                             3,920               --           11,740               --
Shares issued for Services                                  25,000          140,000           77,800          140,000
Shares issued for interest on notes
 payable-shareholders                                       13,879               --           13,879               --

Changes in assets and liabilities
Prepaid expenses and deposits                               (5,346)        (149,779)          70,071         (135,027)
Accounts payable                                            54,865           58,755           62,229          150,376
Payroll taxes payable                                       (1,436)           3,931            4,268           12,393
Accrued expenses                                          (107,575)          30,018          (24,397)         119,711
Accrued interest on shareholder notes                       12,600               --           12,600               --
Liabilities related to discontinued division               (63,448)              --          (63,448)              --
                                                     -------------    -------------    -------------    -------------

Net cash used by operating activities                $    (478,567)   $     (79,055)   $    (914,034)   $    (178,346)
                                                     -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                   $     (56,945)   $          --    $     (78,422)   $          --
                                                     -------------    -------------    -------------    -------------

Net cash used by investing activities                $     (56,945)   $          --    $     (78,422)   $          --
                                                     -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable-shareholders             $          --    $      62,991    $     394,500    $      83,973
Principal payments on notes payable-shareholders                --               --          (27,000)              --
Proceeds from sale of common stock and warrants            635,000           10,700          768,500           95,481
                                                     -------------    -------------    -------------    -------------

Net cash provided by financing activities            $     635,000    $      73,691    $   1,136,000    $     179,454
                                                     -------------    -------------    -------------    -------------

Increase (decrease) in cash and short-term
 investments                                         $      99,488    $      (5,364)   $     143,544    $       1,108
                                                     -------------    -------------    -------------    -------------

Balance at beginning of period                              56,552            6,527           12,496               55
                                                     -------------    -------------    -------------    -------------

Balance at end of period                             $     156,040    $       1,163    $     156,040    $       1,163
                                                     =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (Continued)

                                                        Three months ended September 30  Nine months ended September 30
                                                        ------------------------------   -------------------------------
                                                            2003             2002             2003             2002
                                                        -------------   --------------   --------------   --------------
Supplementary disclosures:

 Cash paid for interest                                $           --   $           --   $           --   $           --
                                                       ==============   ==============   ==============   ==============
 Cash paid for taxes                                   $           --   $           --   $           --   $           --
                                                       ==============   ==============   ==============   ==============


Supplemental Schedule of Noncash Investing and Financing Activities:


 Conversion of notes payable into common stock         $      412,000   $           --   $      412,000   $           --
                                                       ==============   ==============   ==============   ==============


 Conversion of accrued interest into common stock      $       12,600   $           --   $       12,600   $           --
                                                       ==============   ==============   ==============   ==============

 Common stock issued for interest on notes payable -
  shareholders                                         $       13,879               --   $       13,879               --
                                                       ==============   ==============   ==============   ==============

 Common stock issued for services                      $       25,000   $      140,000   $       77,800   $      140,000
                                                       ==============   ==============   ==============   ==============

 Compensation expense on stock options and warrants
  granted                                              $       33,588   $           --   $      151,349   $           --
                                                       ==============   ==============   ==============   ==============


 Amortization of warrant issuance                      $        3,920   $           --   $       11,740   $           --
                                                       ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002


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

Note 2.  Issuance of Stock and Derivative Securities

         In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000 ($100,000 of which was collected in second quarter 2003). Approximately, 5,291,667 shares were issued in third quarter 2003. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. The Company has the option of accelerating the term of the B warrant from four years (or the remaining term) to nine months if it achieves all of the following benchmarks: (i) the Company becomes current with its reporting requirements to the Securities and Exchange Commission (ii) the Company files and becomes effective on a registration statement for said underlying shares; and (iii) the Company achieves listing on the OTC Bulletin Board exchange. Mr. Bradley Rotter, the Company's Chief Executive Officer, participated in the private placement in the amount of $100,000, which was transacted in second quarter 2003.

         In third quarter 2003, one shareholder converted 1,250 preferred shares into 1,250 common shares.

         In third quarter 2003, the Company issued the Wells Group 250,000 common shares in exchange for services.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                             Three Months ended             Nine Months ended
                                                September 30                  September 30
                                         --------------------------    --------------------------
                                             2003          2002           2003           2002
                                         -----------    -----------    -----------    -----------
Net Loss                                 $  (401,687)   $  (162,984)   $(1,189,206)   $  (671,718)
Add: Stock-based employee &
 non-employee compensation
 expenses included in reported
 net loss                                     33,588           --          151,349           --

Deduct: Stock-based employee &
 non-employee compensation
 expense determined under fair
 value based method for all awards           (60,388)          --         (274,226)          --
                                         -----------    -----------    -----------    -----------
 Pro forma                               $  (428,487)   $  (162,984)   $(1,312,083)   $  (671,718)
                                         ===========    ===========    ===========    ===========

Net loss per share - basic and diluted                                           $              $
 As reported                             $     (0.01)   $     (0.00)   $     (0.02)   $     (0.02)
 Pro forma                                     (0.01)         (0.00)         (0.03)         (0.02)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                               Three Months ended       Nine Months ended
                                  September 30             September 30
                            ----------------------   -----------------------
                                 2003        2002         2003        2002
                            -------------  -------   --------------  -------
Risk-free interest rates     4.77% - 4.87%      --     3.79% - 4.87%      --
Expected lives (in years)             5         --              5         --
Dividend yield                        0%        --              0%        --
Expected volatility                  50%        --             50%        --

Note 4.  Subsequent Events

         In December 2003, the Company issued 71,429 common shares at a price of $0.35 per share to a qualified investor pursuant to a private offering of shares. The Company received $25,000 in funds in connection with this sale. In consideration for this private sale of securities, the Company issued the shareholder 71,429 warrants to purchase common shares of the Company's stock at a price of $0.50 per share. The warrants are exercisable over a four-year period, but the Company may reduce the term of the exercise period if it meets certain performance criteria.

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

         In consideration for providing a $1,250,000 credit facility ("Note") to the Company in October of 2003, the Company granted the lender, High Stakes Capital LLC, five year warrants to purchase 2,000,000 shares of common stock of the Company at a purchase price of $0.23 per share. In addition, the lender was granted certain conversion rights including, but not limited to: (i) if the Company has closed an equity financing within the last 6 months, or is in the process of raising equity for the Company, lender shall have the option to convert the Note into the same equity instrument of the Company on the same terms as such offering or offerings or (ii) if the Company has not completed an equity financing, and is not in the process of raising equity, lender shall have the option to convert the Note into common shares of the Company at a price per common share equal to 15% less than the average closing price of the Company's common stock for the preceding twenty (20) trading days.

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

         In early third quarter 2003, the Company continued with the preliminary tasks of sampling, laboratory testing, gold media development, mining and zoning permits, water rights acquisition, grade control program planning, equipment purchase and facility build out in connection with its metals extraction agreement with Consolidated Empire Gold ("CEG"), which was entered into in June of 2002. Concurrent with these activities, the Company retained an independent mining consultancy firm, Arrakis, Inc, to perform an in-depth feasibility study of all projected costs related to the Company's fulfilling its obligations under the specified agreement.

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

         Over the first nine months of fiscal year 2003, the Company raised approximately $1,136,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. In fourth quarter 2003, the Company raised an additional $125,000. The funds have primarily been used to retire past liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

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

         In October 2003, the Company arranged a $1,250,000 credit facility with High Stakes Capital LLC--a private equity and financing group--to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. The Company received the first $250,000 of loan proceeds on October 14, 2003 and the second distribution of $250,000 on December 19, 2003. The location of the first processing plant will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project-specific validation, and processing of precious metal-bearing concentrates from domestic sources (primarily from the western portion of the United States). The Company will also use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

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

         Results of Operations

         Three Months Ended September 30, 2003 ("Third Quarter of 2003") and Three Months Ended September 30, 2002 ("Third Quarter of 2002")

         The Company did not generate any revenues from operations for the nine months ended September 30, 2003 or for the nine months ended September 30, 2002. In fourth quarter 2001, the Company elected to discontinue its non-profitable operations (due to seasonal demand factors) at its Butte, Montana facility, which was producing liquid zinc sulfate for sale to its lead customer, Carus Chemical Company of Peru, Illinois. Management then moved to evolve MR3's business strategy in 2002 toward more lucrative metals-related opportunities for its MR3 Technology. In third quarter 2002, the Company began to further adapt the MR3 process technology and develop the necessary infrastructure toward meeting its obligations under its mining related precious metals agreements. In addition, in third quarter 2002, management also intensified marketing its services to new industrial prospects in the specialty chemical and nuclear-related industries.

         In the third quarter of 2003, the Company focused its efforts on raising funds in anticipation of performing on prospective processing projects, strengthening its management and technical team, evaluating the due diligence on its current mining related agreements, enhancing its sales and marketing efforts, restructuring its laboratory, and moving to become current with its public company reporting requirements.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold in the first nine months of 2003 and recorded cost of goods sold expense of $3,440 for the third quarter of 2002 and $58,031 for the first nine months of 2002. Cost of goods sold in 2002 included a provision for certain environmental remediation efforts related to closure of the Butte facility, rent commitments to Butte landlords, waste clean up and property tax.

         Total operating expenses for the third quarter and first nine months of 2003 amounted to $541,183 and $1,276,007, respectively. This compares to $156,385 and $629,920 for the same periods in 2002. The increase in third quarter and the first nine months of 2003 resulted from increased business activity by the Company related to its revamped business strategy and the write-off or sale of certain company-owned equipment located in Butte. In third quarter 2003, development expenses amounted to $171,103 compared to $42,987 for the third quarter of 2002. This $128,116 increase resulted from expenses incurred related to site preparation at the Company's affiliated mining projects located in Nevada and Colorado, as well as lease expense in connection with its anticipated processing facility in Lakewood, Colorado.

         Office expense increased by $16,755 in third quarter 2003 for a total of $24,939 compared to $8,184 for the third quarter of 2002. This increase is attributed to added expense related to travel and other support of additional personnel in 2003. Personnel expenses increased by $123,620 in the third quarter of 2003 compared with the third quarter of 2002. This increase resulted primarily from full salary payments to executive officers in 2003 and the hiring of two new executives in the second quarter of 2003. In addition, the Company recorded compensation expense of $27,588 related to the repricing of options in a prior period. Outside services and professional fees increased from $62,324 in third quarter of 2002 to $84,103 for the same period in 2003. This $21,689 increase is primarily attributed to an expansion in external contracted services, including financial support activities, offset to some degree by one less month of amortization of the Company's investor relations agreement with Synergy International in third quarter 2003.

         In third quarter 2003, it was determined that the balance of MR3 manufacturing property and equipment located at the closed Butte facility was no longer recoverable. Consequently, the carrying value of MR3 property and equipment was written down and a equipment write-off loss in the amount of $94,113 was included in operating expenses during the three month period ended September 30, 2003. The Company had reduced the amount of equipment write-off by $11,700 to reflect the cancellation of rent accruals still on the Company's books for the Butte facility. The Butte landlord had attached MR3's property and equipment in satisfaction of the rent due.

         Interest expense amounted to $32,496 and $82,885 for the first three and nine months of 2003, respectively compared to $3,159 and $10,482 for the same periods in 2002. The increase in third quarter and the first nine months of 2003 is primarily attributed to interest being generated on the Company's debt commitments to the Empire Gold note holders and convertible debentures issued in 2003. In third quarter 2003, the Company recorded $171,992 in other income, related to debt forgiveness and the reduction in accrued liabilities, in connection with the settlement of certain claims against the Company, including approximately $82,000 by Mr. Larry Hopper, a former officer of the Company.

         The Company had a net loss of $401,687 and $1,189,206 for the three and nine month period ended September 30, 2003 compared to $162,984 and $671,718 for the for the three and nine month period ended September 30, 2002. The 146.5% increase in net loss for the third quarter of 2003 and 77% increase for the first nine months of 2003 is attributed to the increase in operating expenses incurred by the Company in implementing its revamped operating strategy for the precious metals extraction and recovery market and the staffing up of additional management to oversee its business activities.

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

         At September 30, 2003, the Company had a working capital deficit of $944,475 as compared to a working capital deficit of $1,151,612 at December 31, 2002. This 18.0% decrease in working capital deficit is primarily attributed to increases in cash and the Company's ability to reduce accounts payable and other accrued expenses from investment funds received by the Company during the 2003 period.

         At September 30, 2003, the Company had total assets of $282,093 and total shareholders' deficit of $899,467 compared with total assets of $239,022 and total shareholders' deficit of $1,192,939 at December 31, 2002. The 18.0% increase in total assets and 24.6% decrease in total shareholders' deficit is attributed to increases in cash and deposits and additional paid in capital related to the Company's financing activities, respectively, during the 2003 period.

         For the three and nine month period ended September 30, 2003, cash used by operating activities totaled $478,567 and $914,034, respectively, compared to $79,055 and $178,346 for the same periods in 2002. The increase for the three and nine month periods in 2003 was attributed to the Company's increased business activities.

         During the three and nine month period ended September 30 2003, net cash used by the Company's investing activities totaled $56,945 and $78,422, respectively. The cash was used to purchase property and equipment. There were no such purchases in fiscal year 2002.

         Net cash provided by financing activities for the three and nine month period ended September 30, 2003 totaled $635,000 and $1,136,000 compared with $73,691 and $179,454 for the same periods in 2002. The Company realized cash in 2003 and 2002 from such financing activities as the sale of common stock and notes from shareholders and other third parties.

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


Item 2.  Changes In Securities

         In December 2003, the Company issued 71,429 common shares at a price of $0.35 per share to a qualified investor pursuant to a private offering of shares. The Company received $25,000 in funds in connection with this sale. In consideration for this private sale of securities, the Company issued the shareholder 71,429 warrants to purchase common shares of the Company's stock at a price of $0.50 per share. The warrants are exercisable over a four-year period, but the Company may reduce the term of the exercise period if it meets certain performance criteria.

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

         In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000 ($100,000 of which was collected in second quarter 2003). Approximately, 5,291,667 shares were issued in third quarter 2003. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. The Company has the option of accelerating the term of the B warrant from four years (or the remaining term) to nine months if it achieves all of the following benchmarks: (i) the Company becomes current with its reporting requirements to the Securities and Exchange Commission (ii) the Company files and becomes effective on a registration statement for said underlying shares; and (iii) the Company achieves listing on the OTC Bulletin Board exchange. Mr. Bradley Rotter, the Company's Chief Executive Officer, participated in the private placement in the amount of $100,000, which was transacted in second quarter 2003.

         In third quarter 2003, one shareholder converted 1,250 preferred shares into 1,250 common shares.

         In third quarter 2003, the Company issued the Wells Group 250,000 common shares in exchange for services.

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $464,500 in connection with its planned operations on the Empire Gold project. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and received an additional $349,500 in the first half of 2003. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. Seventeen note holders converted their principal and interest, as of September 30, 2003, into 3,568,667 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants granted to these two note holders were subsequently cancelled.

         In consideration for providing a $1,250,000 credit facility ("Note") to the Company in October of 2003, as more fully described in Item 5. - Other Information, the Company granted the lender, High Stakes Capital LLC, five year warrants to purchase 2,000,000 shares of common stock of the Company at a purchase price of $0.23 per share. In addition, the lender was granted certain conversion rights (see Section 7. Conversion of Note in Exhibit 10.1 - Loan Agreement with High Stakes Capital) including but not limited to: (i) if the Company has closed an equity financing within the last 6 months, or is in the process of raising equity for the Company, lender shall have the option to convert the Note into the same equity instrument of the Company on the same terms as such offering or offerings or (ii) if the Company has not completed an equity financing, and is not in the process of raising equity, lender shall have the option to convert the Note into common shares of the Company at a price per common share equal to 15% less than the average closing price of the Company's common stock for the preceding twenty (20) trading days.


Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended September 30, 2003.


Item 5.  Other Information

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

         On August 19, 2003, the Company filed a detailed response to comments from the Securities and Exchange Commission in connection with its Form 10-SB registration statement previously filed with the SEC on February 12, 2001. Concurrent with this filing, the Company also filed its Form-10-KSB for the period ended December 31, 2002.

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

         In October 2003, the Company arranged a $1,250,000 credit facility ("Note") with High Stakes Capital LLC ("Lender}--a private equity and financing group--to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants ("Commercial Unit"). The Company received the first $250,000 of loan proceeds on October 14, 2003 and the second distribution of $250,000 on December 19, 2003. The Note bears interest at the rate of 14% per annum and is due and payable on March 1, 2006 or the date twenty-four (24) months from the date the Commercial Unit is completed and operational. The Note is to be repaid, with accrued interest, immediately upon the occurrence of any of the following events: (i) the sale of the Commercial Unit; (ii) any receipt of funds by the Company greater than $5.0 million, in a single transaction or series of transactions over any rolling 9 month time period, or (iii) any material sale of Company assets in an amount exceeding $1.0 million. The Lender was also granted certain conversion rights with respect to the Note, which are more fully described in Part II, Item 2. - Change in Securities.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

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


         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended September 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MR3 Systems, Inc.



Date:   February 10, 2004                    By: /s/ GARY ABREIM
                                                 -------------------------------
                                                 Gary Abreim
                                                 Chief Financial Officer


Date:   February 10, 2004                    By: /s/ BRADLEY ROTTER
                                                 -------------------------------
                                                 Bradley Rotter
                                                 Chief Executive Officer