Form 10KSB/A
period 2001-12-31
MR3 SYSTEMS INC
filed 2004-02-23
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
--------------------------------------------------------------------------------
                                 Amendment No. 1


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

ITEM 14. CONTROLS AND PROCEDURES


         The Company's chief executive officer and chief financial officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) meet intended objectives and are adequate and effective to ensure that all material information required to be filed in this annual report on Form 10KSB has been made known to them in a timely fashion. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2005.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MR3 Systems, Inc.


Date:  February 23, 2004               By: /s/ RANDALL S. REIS
                                           -------------------------------------
                                               Randall S. Reis
                                               Chairman of the Board



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                           Title                                 Date
       ---------                           -----                                 ----

/s/ RANDALL S. REIS               Chairman of the Board                     February 23, 2004
----------------------------
    Randall S. Reis

/s/ BRADLEY N. ROTTER             Chief Executive Officer and Director      February 23, 2004
----------------------------
    Bradley N. Rotter

/s/ JOHN K. BURNS                 President, Chief Operating Officer        February 23, 2004
----------------------------      and Director
    John K. Burns

/s/ GARY K. ABREIM                Chief Financial Officer                   February 23, 2004
----------------------------
    Gary K. Abreim

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