Form 10QSB/A
period 2003-06-30
MR3 SYSTEMS INC
filed 2004-02-23
CIK 1133541

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

                                         MR3 Systems, Inc.




Date:   February 23, 2004                By: /s/ GARY K. ABREIM
                                             ---------------------------------
                                             Gary K. Abreim
                                             Chief Financial Officer


Date:   February 23, 2004                By: /s/ BRADLEY N. ROTTER
                                             ---------------------------------
                                             Bradley N. Rotter
                                             Chief Executive Officer