Form 10QSB/A
period 2003-09-30
MR3 SYSTEMS INC
filed 2004-02-23
CIK 1133541

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

Item 3.  Controls and Procedures


         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) meet intended objectives and are adequate and effective to reasonably ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date for small business issuers in 2005.

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

                                             MR3 Systems, Inc.




Date:   February 23, 2004                    By: /s/ GARY K. ABREIM
                                                 -------------------------------
                                                 Gary K. Abreim
                                                 Chief Financial Officer


Date:   February 23, 2004                    By: /s/ BRADLEY N. ROTTER
                                                 -------------------------------
                                                 Bradley N. Rotter
                                                 Chief Executive Officer