Form 10QSB/A
period 2003-09-30
MR3 SYSTEMS INC
filed 2004-02-27
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                  FORM 10-QSB/A
                                 Amendment No. 2


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

Item 3.  Controls and Procedures


         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include, but are not limited to the fact human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established procedures.

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

                                             MR3 Systems, Inc.




Date:   February 27, 2004                    By: /s/ GARY K. ABREIM
                                                 -------------------------------
                                                 Gary K. Abreim
                                                 Chief Financial Officer


Date:   February 27, 2004                    By: /s/ BRADLEY N. ROTTER
                                                 -------------------------------
                                                 Bradley N. Rotter
                                                 Chief Executive Officer