Form 10KSB/A
period 2002-12-31
MR3 SYSTEMS INC
filed 2004-03-18
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB-A
--------------------------------------------------------------------------------
                                 Amendment No. 3


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 0


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $17,380,659 (Based on price of $0.35 per share on March 1, 2004)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                               Outstanding as of March 1, 2004
           -----                               -------------------------------
Common Stock, Par Value $0.01                             60,334,897



DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1.     Description of Business........................................  01

Item 2.     Properties.....................................................  17


Item 3.     Legal Proceedings..............................................  18

Item 4.     Submission of Matters to a Vote of Security Holders............  18


                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  19

Item 6.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  24

Item 7.    Financial Statements and Supplementary Data.....................  30

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  30


                                    PART III


Item 9.    Directors and Executive Officers of the Registrant..............  30

Item 10.   Executive Compensation..........................................  35

Item 11.   Security Ownership of Certain Beneficial Officers and
             Management....................................................  38


Item 12.   Certain Relationships and Related Transactions..................  40

                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K................................  42


Item 14.   Controls and Procedures.........................................  44

           Signatures......................................................  45

           Certifications..................................................  46

           Index to Financial Statements...................................  49


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


        The Company has established strategic relationships with mining and engineering consultancy firms, such as Arrakis, Inc. and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company will also offer fee based services to its clients including: (1) materials assessment and pre-engineering services; (2) plant engineering and construction services; (3) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias; (4) plant monitoring, operational and maintenance services; and (5) special selective media preparation and production.


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

         From second quarter 1999 to fourth quarter 2001, the Company processed zinc waste dust on a commercial level at its MR3 treatment facility located in Butte, Montana. The raw zinc waste materials used for processing at the Company's Butte facility were obtained from varied sources including zinc trading and recycling firms, such as Dominion Zinc Company of Spokane, Washington (a subsidiary of US Zinc) and several metals brokerage firms, such as Freidman Metals Brokerage of Louisville, Kentucky. The facility consisted of certain MR3 owned manufacturing, processing and storage equipment valued at approximately $500,000, which was situated within 6,600 square feet of a leased building within an industrial zoned area of Butte. The Company did not own the building or land on which the processing took place. At its peak in 2000, the Butte facility produced, sold and shipped an average of 100 tons a month of pure liquid zinc sulfate to its lead customer, Carus Chemical Company, for use as part of a corrosion inhibitor in several California municipal water systems, including Los Angeles and the County of Marin.

         In fourth quarter of 2001, the Company discontinued operation of the Butte facility due to economic considerations. The demand for its zinc sulfate product by its primary customer was seasonal in nature and management ultimately determined that it could not economically justify maintaining low-level operations in the winter period when such demand was excessively small. The decision to permanently close the Butte site, which was temporarily closed for the slow winter season, was based on a combination of a predicted sluggish economy and the high freight charges customers were paying for the Company's zinc sulfate shipments from Butte. A $11,700 accrued liability (for past due rent to the Butte landlords) was written off the Company's books as of September 30, 2003.


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


         On June 18, 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc. ("Empire Gold"), of Evergreen, Colorado, an unrelated party, to process gold from the gold tailings and dumps located at Grace Gold Mine Complex in Empire, Colorado. On October 23, 2002, the Company signed an amended agreement with Empire Gold, which replaced the prior agreement, to expand its initial gold extraction agreement to include the exclusive processing of their additional gold ore metal bearing rock at the Empire Complex. The Company further amended the Empire Gold agreement on May 1, 2003 to extend certain dates within the October agreement. Estimates of gold amounts at the Empire Mine site were based on the results of ore drilling programs conducted by independent third parties to a depth of 500 feet below the surface in the 1980-1989 timeframe.

         In the second half of 2003, in connection with its obligations under the operating agreement with Consolidated Empire Gold, the Company retained Arrakis, Inc., a mining process consulting, testing, system design, and equipment fabrication company located in Englewood, Colorado to perform a feasibility analysis of the project costs associated with the CEG venture. Arrakis engages in substantial ore testing, assaying, and process flow sheet development for the domestic and international mining industry and has performed bench/pilot treatability testing and full-scale design, fabrication, and operation of environmental remediation systems. In this consulting capacity, Arrakis was asked to design and estimate the process and cost parameters of fabricating a gravity concentration plant, for the mining of 1200 tons per day of mine tailings and other ore-potential metal bearing rock located at the CEG mine site. Arrakis' work scope included bulk treatability testing of various samples taken from tailing dumps located on CEG's mine property. This enabled Arrakis to determine an efficient design for the planned gravity concentration plant and a cost analysis for the full-scale production facility.

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

         In December 2002, the Company entered into an exclusive metals processing agreement with Mr. Raymond Looper of Fallon, Nevada, and his Silver Mountain Mining Company to process gold, platinum, palladium and ruthenium from certain mining properties located in central Nevada. The agreement called for Mr. Looper to provide all on-site mining operations and for MR3 to provide all metals extraction and processing services. All resultant metals sales were to be split on a 50-50% basis. MR3 owned the exclusive option to process these metals subject to MR3's independent determination of the scope and potential of the prospective mining claims. The mine site, which as of this date exceeds 3.5 square miles, has not yet been drilled and no firm determination has been made as to the full size and scope of the mineral deposits. On September 1, 2003, the Company elected to allow its exclusive option to expire, but is continuing to assess the precious metals potential of the site. Subject to the degree of investment by interested parties, the percentage of distribution from metals sales may change from those originally contemplated.

         In April 2003, Mr. Bradley Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter has been an investor in the Company since 2001. Mr. Rotter will serve in the Company's San Francisco headquarters. On November 24, 2003, the Company appointed Bradley N. Rotter, then President and Chief Operating Officer, as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who retained his position as Chairman of the Board. At the end of November 2003, the Company appointed Mr. John King Burns as President. Both Mr. Rotter and Mr. Burns were subsequently appointed as Directors of the Company.


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


         In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received the first distribution of $250,000 in loan proceeds on October 14, 2003 the second distribution of $250,000 on December 17, 2003 and the third distribution of $250,000 on February 2, 2004. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, High Stakes Capital--a private equity and financing group--to convert the loan into percentage ownership in the plant.


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



                  Linsa Joint Venture


         Effective April 10, 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., a British Virgin Islands Company ("Linsa"), to commercialize the MR3 Technology in Canada, Australia, Asia and the Middle Eastern Territories. Thirty-six countries (or territories) are included as reserved jurisdictions under the agreement. Under the agreement and pursuant to a technology license, MR3 was to transfer right, title, and interest in and to both the tangible and the intangible property constituting MR3's technology for use within the designated territories. Both parties agreed to share all the distributable profits resulting from the use of the MR3 Technology to which they are collectively entitled on a 50%-50% basis.

         In light of the Company's evolved business strategy since the execution of this agreement, management negotiated an amendment with Linsa, effective February 26, 2004 to reduce the number of exclusive jurisdictions to Taiwan and Egypt, including affiliates or subsidiaries operating outside of the restricted jurisdictions subject to certain conditions.

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

         For its first territorial project, the Joint Venture incorporated MR3 Systems Taiwan Co., Ltd., ("MR3 Taiwan"), a Taiwanese corporation formed to utilize the MR3 technology in Taiwan. MR3 Taiwan's first MR3 facility is expected to be located in the Zhang Bing Industrial Park, approximately 200 km south of Taipei. On January 23, 2003, the Company further announced that MR3 Taiwan had executed a 20-year land lease for 2.5 acres of industrial land in the Zhang Bing Park. The lease includes an option to purchase the property at any time during the term. MR3 is not obligated to provide any share of upfront expenses related to the Zhang Bing project.

         MR3 Taiwan continues to pursue potential MR3 projects, and to expand into markets such as soil remediation and incinerator ash treatment. They have proposed MR3 plants to be built to accept and treat industrial wastes such as metal hydroxide sludge, fly ashes, spent etchants, and ion exchange regenerants from a wide range of other industries including Plastic Ball Grid Array (PBGA) manufacturing, metal foundries, municipal/industrial trash incineration, surface finishing, semiconductor fabrication, TFT-LCD and other opto-electrical manufacturing. As of this date, other than the Zhang Bing project, MR3 Taiwan has not entered into definitive agreements with clients for any of the aforementioned prospective projects.


Competition


         There are a substantial number of competitors in both the precious metal mining and chemical production industries, a vast majority of which are larger and better capitalized than MR3. The Company does not compete with conventional mining operations for the exploration and acquisition of mining properties producing or capable of producing gold and other precious metals. Due to intensified research in the field of industrial chromatography in the last several years, a number of companies are trying commercialize metals recovery technologies similar to that of MR3. There can be no assurance that other persons or entities will not succeed in developing technologies that are more effective than those which the Company is developing or which would render the Company's technology noncompetitive.

         MR3's unique technology approach is based on applications of its proprietary biomimetic (mimicking nature) chromatographic media to industrial scale treatments of concentrated aqueous solutions for metals separation and recovery. The Company expects that it will achieve a competitive advantage with the aforementioned competitors through the cost effective utilization of its uniquely formulated metals-extraction media at commercial production levels. To date, management is not aware of any competitors using the metal chelating compounds that MR3 has developed.


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


         The Company has recorded accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, and other factors, the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to liquidity, financial position, or future operations. These costs were estimated at approximately $38,000 at December 31, 2002 and are recorded in the Company's financial statements. In January 2004, the Company received notification of settlement with the Montana Department of Environmental Quality for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004.


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


         In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. Twenty note holders converted their principal and interest, as of September 30, 2003, into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants granted to these two note holders were subsequently cancelled.

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

Financial and Public Relations


         In October 2002, in anticipation of its expansion into global markets, the Company entered into a non-exclusive arrangement with Synergy International & Partners S.A. ("SIP"), an unrelated party based in Lugano, Switzerland, to provide financial, public and investor relation services aimed at investors throughout Asia, Europe and in North America. SIP will primarily focus on heightening awareness of the Company and its services in the European private and institutional investment communities. SIP is also expected to advise the Company, from time to time, on its current communication efforts with existing shareholders. The agreement requires the Company to make an advance payment of $180,000 for the set up and organization of its activities under the Investor Relation Program. Accordingly, the Company issued 2,000,000 shares of common stock at $0.07 per share, equal to fair market value at the time the agreement was executed, for $140,000 and agreed to pay in cash the remaining balance of $40,000. The agreement with SIP expired in fourth quarter 2003.


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

         Concentration of Share Ownership Gives Control of the Company to a Small Group


         The Company's directors, executive officers and other principal shareholders own approximately 32.8% of the Company's outstanding common stock as of December 31, 2003. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.


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

   Year             Quarter Ending                  High Bid         Low Bid
   ----             --------------                  --------         -------
   2001             March 31, 2001                  $  0.34          $  0.08

                    June 30, 2001                   $  0.19          $  0.05

                    September 30, 2001              $  0.22          $  0.05

                    December 31, 2001               $  0.22          $  0.05


   2002             March 31, 2002                  $  0.20          $  0.02

                    June 30, 2002                   $  0.32          $  0.04

                    September 30, 2002              $  0.28          $  0.10

                    December 31, 2002               $  0.36          $  0.12


   2003             March 31, 2003                  $  0.26          $  0.09

                    June 30, 2003                   $  0.28          $  0.11

                    September 30, 2003              $  0.33          $  0.17


                    December 31, 2003               $  0.50          $  0.22


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

Record Holders


         As of December 31, 2002 and 2003 there were approximately 388 and 365 shareholders of record, respectively, of MR3 Systems, Inc. Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of its outstanding common stock is held in broker "street names" for the benefit of individual investors or other nominees.

         As of December 31, 2002 and 2003 there were approximately 77 and 74 shareholders of record, respectively, of MR3 Systems, Inc. Series A Preferred Stock. As of December 31, 2003, there are 237,464 shares of preferred stock issued and outstanding. Preferred stock is convertible into common shares on a one-to-one ratio. There is no market for the trading of the Company's preferred stock.


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


Recent Sales of Unregistered Securities

         Funding and Dilutive Instruments


         In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received three distributions of $250,000 each on October 14, 2003, December 17, 2003 and February 4, 2004, respectively. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant.

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


         In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. Twenty note holders converted their principal and interest, as of September 30, 2003, into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants granted to these two note holders were subsequently cancelled.


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


         Further detail and discussion of MR3's plans for its intended processing facilities are provided under the Current Operations section of Item 1 of this annual report.


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

Plan of Operation


         In fiscal year 2003, the Company continued to develop opportunities for the separation and recovery of precious metals from mining sources and other viable metals-related environmental remediation prospects. Management entered into discussions with both domestic and international prospective candidates for its metals extraction and recovery services and specialty chemical production. In addition, the Company entered into discussions with two candidates in the nuclear industry with a focus on environmental remediation projects. In anticipation of the need for working capital to provide marketing, preliminary sample testing and project validation services related to the aforementioned client prospects, the Company concluded a private placement in July with eleven qualified or accredited investors for total net proceeds of $735,000.

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

         In fiscal year 2003, the Company raised approximately $1,261,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. The funds have primarily been used to retire past liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, reduction of payables, fabrication of processing systems and certain engineering costs related to its current operating agreements.

         The Company intends to meet its ongoing cash requirements for the 2004 period through a combination of funding sources including, but not limited to private placements, debt instruments with private parties, sales of technology licenses and anticipated revenues generated from contractual applications of its technology. Management can provide no assurance that any funds will be derived from such sources, but reasonably believes that it will be successful in doing so. Management intends to adjust its monthly rate of expenditures proportional to its cash reserves and funds raised over the next twelve months. In addition, potential revenues derived from its technology related engineering and consulting fees, are expected to supplement the cash reserves of the Company.

         In October 2003, the Company further arranged a $1,250,000 credit facility with High Stakes Capital LLC--a private equity and financing group--to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. To date, the Company has received an aggregate total of $750,000 pursuant to this financing vehicle. The location of the first processing plant will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project-specific validation, and processing of precious metal-bearing concentrates from domestic sources (primarily from the western portion of the United States). The Company will also use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

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

         Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company has selected a contractor--Toltec Engineering Services, LLC of Payson, Arizona--to fabricate its unique MR3 related equipment (e.g. modules, tanks, pumps, flow transmitters, etc.) and has submitted its initial order, valued at approximately $262,000, for long lead-time hardware. The Company has also established strategic relationships with mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering, assessment activities and fine-tuning of its process technology to commercial operating levels.

         The Company is presently evaluating a strategy whereby it would place a "mobile" processing plant on site with a prospective user of its MR3 Technology for a limited period of time. The Company would not charge the prospective client a fee for use of the processing plant at the time of placement so that user may validate the their specific application of the technology with no risk or material cost. The Company may, however, elect to charge the client for supplemental materials such as reagents or MR3 unique media. If the processing plant is deemed to be acceptable for the prospective client's requirement, the Company would then sell, lease or otherwise enter into a revenue sharing arrangement for use of the plant. If the application is not deemed to be practical, them the Company would move the plant to another prospective client location.

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

         The Company is leveraging its strategic relations with its industrial consultants and its personal network to create visibility for the Company in the mining, metals and environmental remediation industries. In addition, the Company plans on increasing exposure to the Company by participation and exhibiting at industry related trade shows, such as the Prospectors and Developers Association of Canada ("PDAC"), which the Company participated in during March 2004. Management will feature the benefits of the MR3 Technology, as well as discussing results of its laboratory testing of the technology, pre-engineering economics and service/pilot agreements available to prospective clients.

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

         Pursuant to its aforementioned business strategy, the Company elected to strengthen its technical management team in 2003, through the hiring of qualified individuals in related technical fields. The Company added a vice president of environmental remediation, a vice president of operations and information systems, a chief metallurgist & research chemist and a senior consulting engineer for mining related matters.

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


                      Option/SAR Grants in Fiscal Year 2002


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

                 Aggregated Option Exercises in Fiscal Year 2002


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information, to the best knowledge of the Company, as of December 31, 2003, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the executive officers named in the Summary Compensation Table above and (d) all current directors and executive officers as a group.


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


            Name and Address             Amount and Nature
          of Beneficial Owner           of Beneficial Owner           Percent of
        as of December 31, 2003       as of December 31, 2003          Class (1)
        -----------------------       -----------------------          ---------

Randall S. Reis *                           6,521,687 (2)                8.01%

Irving W. DeVoe*                            6,983,489 (3)                8.58%
100 Cummings Center, S-336-H
Beverly, MA 01915

Bradley N. Rotter *                         9,866,662 (4)               12.12%

John K. Burns *                             1,000,000 (5)                1.23%

Gary K. Abreim *                            1,277,450 (6)                1.57%

Steven M. Schorr                            4,932,647 (7)                6.06%
P.O. Box 2120
Kihei, HI 96753

Mel Kelm                                    5,783,357 (8)                7.11%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Theodore H. Swindells &                     4,499,999 (9)                5.53%
High Stakes Capital, LLC
11400 S.E. 8th St.; Unit 420
Belleuve, WA 98004

All directors and executive officers       25,649,288 (10)              31.51%
as a group (5)

   ------------------

    * Director and/or executive officer or executive management

1. Based upon 60,334,897 shares of common stock outstanding on December 31, 2003, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain Officers, Directors and/or principal shareholders entitling the holders to purchase an aggregate of 21,061,190 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 81,396,087 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

2. Includes 1,000,000 shares that may be acquired by Mr. Reis pursuant to the exercise of warrants priced at $0.10 per share and expiring 5/1/08.

3. Includes 5,440,089 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 10/30/04 through 12/31/07.

4. Includes 6,533,329 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced between $0.10 to $0.36 per share and expiring during the period 2/11/06 through 2/01/09

5. Includes 1,000,000 shares that may be acquired by Mr. Burns pursuant to the exercise of warrants priced at $0.35 per share and expiring 11/04/08.

6. Includes 1,000,000 shares that may be acquired by Mr. Abreim pursuant to the exercise of warrants priced at $0.03 per share and expiring 12/31/07.

7. Includes 1,590,439 shares that may be acquired by Mr. Schorr pursuant to the exercise of warrants between $0.07 and $0.10 and expiring during the period 11/30/04 and 09/1/07.

8. Includes 830,667 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced between $0.02 and $0.05 and expiring during the period 7/15/06 and 5/9/07.

9. Includes 3,666,666 shares that nay be acquired by Mr. Swindells and High Stakes Capital, LLC pursuant to the exercise of warrants priced between $0.23 and $0.36 and expiring during the period 7/21/08 and 10/06/08.

10. Includes 14,973,418 shares that may be acquired by the Company's Directors or Executive Officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 10/30/04 and 2/1/09.


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


         During 2002 and 2003, the Company granted warrants to purchase common shares of the Company's stock to certain officers. The warrants were issued in consideration for services rendered, or expected to be rendered to the Company.

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


         In July 2003, Mr. Bradley Rotter, the Company's Chief Executive Officer, participated in a private placement with other third party qualified investors for total aggregate proceeds of $735,000. Mr. Rotter participated at a level of $100,000 and purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Mr. Rotter received 833,333 shares pursuant to this purchase. Each share of common stock carried two attached purchase warrants, "A" and "B." The A warrant allows Mr. Rotter to purchase common shares at an exercise price of $0.36 per share for a term of four years. The B warrant allows Mr. Rotter to purchase common shares at price of $0.25 per share for a term of four years.

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


         In December 2003, the Company entered into an agreement with Toltec Engineering Services LLC ("Toltec") of Payson, Arizona, for the manufacture and installation of certain MR3 Technology related equipment. The agreement totaled approximately $260,000 and obligated Toltec to manufacture and install the equipment to MR3's specification. The agreement further obligated Toltec to supply supporting printed documentation to the Company upon delivery of the manufactured equipment. Mr. David DeVoe, President of Toltec, is a former officer of the Company and is related to Dr. Irving DeVoe, the Company's Chief Science Officer.

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

         Pursuant to his employment agreement, Mr. Bradley Rotter, Chief Executive Officer, has the right to convert deferred salary for the 2003 timeframe into restricted common shares at the fair market price per share at the end of each applicable pay period. As of 12/31/03, Mr. Rotter has deferred $57,000 in salary payments, which is convertible in 236,826 common shares.

         Pursuant to his employment agreement, Mr. Jody Sitkoski, Senior Vice President, has the right to convert deferred salary for the 2003 timeframe into restricted common shares at the fair market price per share at the end of each applicable pay period. As of 12/31/03, Mr. Rotter has deferred $65,625 in salary payments, which is convertible in 322,323 common shares.

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

10.10 Amendment #1, dated May 6, 2003, to the MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002.(2)


10.11 Termination Agreement and Mutual Release between CEG and the Company dated October 21, 2003.(3)

10.12 Loan Agreement (Credit Facility) between High Stakes Capital LLC and the Company dated October 7, 2003.(3)


21.1     Subsidiary of the Company(2)

23.1     Consent of Pohl, McNabola, Berg & Company

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.

         (2) Incorporated by reference from the annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003.


         (3) Incorporated by reference from the annual report on Form 10-KSB for the period ended December 31, 2002 Amendment #2, filed with the Securities and Exchange Commission on December 22, 2003. Reports on Form 8-K


The Company filed no reports on Form 8-K during the last twelve months of its fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES


         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out pursuant to the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and consistent with the size of the current organization, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective alerting management in a timely manner to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date our evaluation was carried out.


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


                                             MR3 Systems, Inc.


Date:  March 17, 2004
                                             By: /s/ RANDALL S. REIS
                                                 -------------------------------
                                                 Randall S. Reis
                                                 Chairman of the Board



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                     Date
         ---------                          -----                     ----


/s/ RANDALL S. REIS               Chairman of the Board          March 17, 2004
--------------------------
Randall S. Reis

/s/ BRADLEY N. ROTTER             Chief Executive Officer        March 17, 2004
--------------------------        and Director
Bradley N. Rotter

/s/ JOHN K. BURNS                 President and Director         March 17, 2004
--------------------------
John K. Burns

/s/ GARY ABREIM                   Chief Financial Officer        March 17, 2004
--------------------------
Gary Abreim

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of MR3 Systems, Inc., on Form 10-KSB (the "Report") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned officers of MR3 Systems, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned's knowledge and belief:

         1. The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  March 17, 2004                   /s/ BRADLEY N. ROTTER
                                        ---------------------------------
                                        Bradley N. Rotter
                                        Chief Executive Officer

Date:  March 17, 2004                   /s/ GARY K. ABREIM
                                        ---------------------------------
                                        Gary K. Abreim
                                        Chief Financial Officer

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



                                             /s/ BRADLEY N. ROTTER
                                             -----------------------------------
Date: March 17, 2004                         Bradley N. Rotter
                                             Chief Executive Officer

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



                                             /s/ GARY ABREIM
                                             -----------------------------------
Date: March 17, 2004                         Gary Abreim
                                             Chief Financial Officer

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