Form 10KSB
period 2003-12-31
MR3 SYSTEMS INC
filed 2004-03-29
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 17,380,659 (Based on price of $0.35 per share on March 1, 2004).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding as of March 1, 2004
-----------------------------                    -------------------------------
Common Stock, Par Value $0.01                                60,334,897

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.    Description of Business..........................................  01

Item 2.    Description of Property..........................................  18

Item 3.    Legal Proceedings................................................  18

Item 4.    Submission of Matters to a Vote of Security Holders..............  18

                                        PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.........  19

Item 6.    Management's Discussion and Analysis and Plan of Operation.......  24

Item 7.    Financial Statements and Supplementary Data......................  31

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  31

Item 8A.   Controls and Procedures..........................................  31

                                       PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange..................  32

Item 10.   Executive Compensation...........................................  38

Item 11.   Security Ownership of Certain Beneficial Officers and Management.  42

Item 12.   Certain Relationships and Related Transactions...................  44

                                            PART IV

Item 13.   Exhibits and Reports on Form 8-K.................................  45

Item 14.   Principal Accountant Fees and Services...........................  46

           Signatures.......................................................  48

           Index to Financial Statements....................................  49

           Financial Statements............................................. F-1

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

Business of the Company

Principal Product and Services

         MR3 Systems, Inc. is a metals extraction and recovery technology company. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The Company has synthesized these natural hydrometallurgical process plants and has successfully applied the technology on a commercial processing level for certain periods of time during 1999 through 2001, consistent with demand for its manufactured zinc sulfate end product. The Company did not generate any revenues in 2003 related to the implementation of its MR3 technology, as it revamped its business strategy during that period to focus on more stable and lucrative prospects for its technology. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, even within multiple metal ion environments.

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

         The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products produced by the Company's process are expected to achieve purity levels greater than 99.9% and will be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology. These remediation services are also expected to achieve efficiencies of greater than 99.9% in extracting the targeted waste metals from the source waste streams. At present, the Company does not have any production facilities operational at a commercial processing level.

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

         The Company has established strategic relationships with mining and engineering consultancy firms, such as Arrakis, Inc. and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company will also offer fee based services to its clients including: (i) materials assessment and pre-engineering services; (ii) plant engineering and construction services;
(iii) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias;
(iv) plant monitoring, operational and maintenance services; and (v) special selective media preparation and production.

         MR3's manufactured end products include, but are not limited to 42 pure industrial metals such as zinc, copper, chromium, cobalt, nickel and precious metals such as gold, silver and platinum, which can be produced in either an electro-winned solid bar or strip form, or as value added metal products, e.g. sulfates, chlorides and oxides. Specialty chemical products, such as metal sulfates, can be produced in solid or liquid form. Targeted metals can be extracted and selectively recovered from electric arc furnace ("EAF") dust, nuclear wastes, semiconductor manufacturing and electroplating effluents, mercury and metal hydroxide sludge, precious metals mining tailings, ores, contaminated soils and sediments, and other industrial waste streams containing high concentrations of valuable metals. The Company anticipates acquiring the source materials at low cost to the Company or at minimal expense in connection with an end product revenue sharing agreement with the source provider. In certain cases the Company may be paid service fees to process hazardous source materials at MR3 related facilities.

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

         In the second half of 2003, in connection with its obligations under the operating agreement with Consolidated Empire Gold, the Company retained Arrakis, Inc., a mining process consulting, testing, system design, and equipment fabrication company located in Englewood, Colorado in to perform a feasibility analysis of the project costs associated with the CEG venture. Arrakis engages in substantial ore testing, assaying, and process flow sheet development for the domestic and international mining industry and has performed bench/pilot treatability testing and full-scale design, fabrication, and operation of environmental remediation systems. In this consulting capacity, Arrakis was asked to design and estimate the process and cost parameters of fabricating a gravity concentration plant, for the mining of 1200 tons per day of mine tailings and other potential metal-bearing rock located at the CEG mine site. Arrakis' work scope included bulk treatability testing of various samples taken from tailing dumps located on CEG's mine property. This enabled Arrakis to determine an efficient design for the planned gravity concentration plant and a cost analysis for the full-scale production facility.

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

         In April 2003, Mr. Bradley Rotter joined the Company as President and Chief Operating Officer. Mr. Rotter is broadly experienced in the financial capital and commodity markets and has been a private equity investor for twenty years. Mr. Rotter has been an investor in the Company since 2001. Mr. Rotter serves at the Company's San Francisco headquarters. On November 24, 2003, the Company appointed Bradley N. Rotter, then President and Chief Operating Officer, as the Company's Chief Executive Officer replacing Mr. Randall S. Reis who retained his position as Chairman of the Board. At the end of November 2003, the Company appointed Mr. John King Burns as President and Chief Operating Officer. Both Mr. Rotter and Mr. Burns were subsequently appointed as Directors of the Company in accordance with MR3's by-laws.

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

         In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received the first distribution of $250,000 in loan proceeds on October 14, 2003, the second distribution of $250,000 on December 17, 2003 and the third distribution of $250,000 on February 2, 2004. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. The credit facility also has an equity conversion feature allowing the lender, High Stakes Capital--a private equity and financing group--to convert the loan into percentage ownership in the plant.

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

         During the development of the MR3 media, the following required features and characteristics have been established for optimal performance:

--------------------------------------------------------------------------------
                    MR3 Media - Features and Characteristics
--------------------------------------------------------------------------------
Affinity:                   Very high capture efficiency in solutions containing
                            low metal concentration.
--------------------------------------------------------------------------------
Specificity and             The ability to capture specific metals while
Selectivity:                ignoring others present in the same medium.
--------------------------------------------------------------------------------
Performance:                High flow rates with freedom from swelling,
                            shrinking, and compaction due to hydrostatic or
                            osmotic pressure.
--------------------------------------------------------------------------------
Stability:                  Strong resistance to harsh chemical and physical
                            treatment.
--------------------------------------------------------------------------------
Regenerability:             Easy displacement of the captured metals from
                            charged media, resulting in metal concentration,
                            high-volume reduction factors, and re-use of free
                            media.
--------------------------------------------------------------------------------
Capacity:                   The capability to capture substantial amounts of
                            metal per unit of media while still maintaining high
                            capture efficiency.
--------------------------------------------------------------------------------
Toxicity:                   Freedom from toxicity as there is no addition of
                            trace toxic components to the treated solution.
--------------------------------------------------------------------------------
Cost Efficiency:            Production costs minimized by media regenerability.
--------------------------------------------------------------------------------

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

         In connection with current client discussions and management's general outlook for the near future, the Company's primary emphasis will be on the production and sale of precious metals. According to the most recent United States Geological Survey ("USGS"), gold mining companies and producers of gold are beginning to have difficulties in successfully replacing annual production with new reserves. A recent estimate by an industry association indicates that worldwide gold exploration expenditures decreased over the last five years or so. Consequently, given the above trends and recent uncertainties in global political matters, management reasonably expects the historical demand for gold and other precious metals to continue or expand for the foreseeable future. It is generally accepted that no single company has sufficient market power to affect the price or supply of gold in the world market. Management reasonably believes that there will be numerous buyers for its output of gold and other precious metals once it is fully processed into bars or strips.

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

Current Operations

MR3 Processing Facilities

         In 2002, the Company announced its intent to establish an MR3 processing facility in Colorado in connection with its planned precious metals extraction agreement with Consolidated Empire Gold. In February 2003, the Company leased a site in Lakewood, Colorado for this purpose. As a consequence of the Company terminating its agreement with CEG, the Company has elected to not establish the processing facility in Lakewood at this time. Alternatively, management intends to fabricate a series of MR3 technology processing facilities ("plants") in various geographical locations in accordance with project and application agreements entered into with other prospective clients. In October 2003, the Company arranged a $1,250,000 credit facility with a private equity and financing group, to provide the financing for the initial plant or pilot level system implementations.

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

         Management believes that there are currently more than sufficient sources of the raw waste materials that comprise the base components that make up the core of the Company's targeted manufactured products. Management further believes that such raw waste materials can be reasonably obtained at little to minimal cost and without substantive mining operations or extensive mechanical collection activities. The sale of precious metals and specialty chemical products in the commercial marketplace are affected by numerous factors, many of which are beyond the control of the Company. Such factors include, but are not limited to the price of the commodity in the marketplace, imports of the commodity from international sources and the availability of adequate refining and processing facilities to produce the product. Sales prices for such commodities are determined by world market forces and may be subject to significant fluctuations. The Company has not been materially affected by such circumstances in the past, but believes that price fluctuations, especially in the precious metals market, could impact revenues in the future. Management believes that there will be sufficient demand for its manufactured products in the future.

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

Research and Development

         Research and development expenditures represent internal costs incurred in connection with the Company's testing, documenting, enhancement and optimization of its hazardous waste and precious metals recovery processes. The primary emphasis of the Company's research and development efforts is to tailor the existing MR3 technology to meet the commercial level processing requirements of the unique project source materials. Research and development costs are expensed as incurred and the majority of expenditures in 2003 and 2002 are directly related to personnel and consulting costs. The Company does not presently license any third party technology in its operations. Aggregate development expenses, inclusive of research and development, for 2003 and 2002 were approximately $545,000 and $189,000, respectively.

         In consideration of its planned activities, the Company expects that its research and development expenditures will materially increase in 2004 and beyond. The majority of research and development work will be undertaken at its technical support facility located in Beverly, Massachusetts and at prospective operating locations. The laboratory meets and operates under the standards set by the State of Massachusetts regulatory arm of the Department of Environmental Quality. The Company's research and development efforts are conducted under the supervision of its present Chief Science Officer, Dr. Irving DeVoe.

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

         The Company has obtained various permits and authorizations in the past and will be required to do so in the future with respect to its planned activities and locations where the Company intends to operate. All on-site mining permits will be obtained from the various state(s) controlled Department of Mines. In May 2003, the Company received an Exploration Permit for the Empire Gold mine site and subsequently conducted preliminary mining activities, but has no current plans to conduct further mining related operations there at this time. The permits for operating the Company's chemical-based processing facility at its targeted locations are expected to be standard industrial-building equipment installation and operating permits. The Company believes that it will be able to reasonably obtain applicable permits, when necessary, to conduct its business in a routine manner. Management has further determined that the acquisition and maintenance of such permits or authorizations will also not have a material adverse on the Company's results of operations and financial condition.

Compliance with Environmental Laws

         The Company's metals extraction and recovery projects are subject to various federal EPA (Environmental Protection Agency), state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a way that safeguards public health and the environment. Management believes that its future operations will readily be conducted in material compliance with environmental laws and regulations applicable to its mechanical and chemical processing technology.

         Changes to current local, state or federal laws and regulations in the jurisdictions where the Company operates, or may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects. The Company reasonably estimates, however, that it will not incur material expenditures for environmental regulation compliance and education during fiscal year 2004 or for the foreseeable future.

         The mining and chemical waste processing industry, including the prospective business of Company, must follow local, provincial and federal regulations imposed in each international jurisdiction where it intends to operate to maintain environmental quality. As a result, the Company will likely be subject to certain environmental regulations in such jurisdictions with regard to prospective joint venture projects with Linsa Associates and other potential international partners.

         Prior to 2003, the Company recorded accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. These costs were estimated at approximately $38,250 and were recorded in the Company's financial statements for the period ended December 31, 2002. In January 2004, the Company received notification of settlement with the Montana Department of Environmental Quality for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004.

Patents, Trademarks and Other Licenses

         The Company claims no patents or trademarks. The Company has no licenses with the exception of its Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., which is more fully disclosed under the Current Operations section of this annual report.

Royalty or Revenue Sharing Agreements

         In fourth quarter 2002, the Company authorized a series of non-convertible notes payable, amounting to an aggregate of $464,500 to be used for general working capital and certain start-up expenses related to the Empire Gold project and the Lakewood processing facility. The notes payable accrue interest at a rate of 12% per annum and carry five-year warrants allowing the note holder to purchase common shares of the Company's stock at a price of fifteen cents ($0.15) per share. The number of warrants granted was equal to 2 warrants for each dollar provided under the note payable. Note holders as a group were to be allocated up to 10% of any net income from Empire gold sales derived from production at the Lakewood facility (less associated costs of sale and manufacture) until such time as they receive 10 times (10x) their initial investment. In fourth quarter 2002, the Company received $115,000 in connection with this authorization and has received an additional $349,500 in the first half of 2003.

         In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders and cancelled the revenue sharing provisions of the agreement. Twenty note holders converted their principal and interest, as of September 30, 2003, into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants granted to these two note holders were subsequently cancelled.

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

Financial and Public Relations

         In October 2002, in anticipation of its expansion into global markets, the Company entered into a non-exclusive arrangement with Synergy International & Partners S.A. ("SIP"), an unrelated party based in Lugano, Switzerland, to provide financial, public and investor relation services aimed at investors throughout Asia, Europe and in North America. SIP primarily focused on heightening awareness of the Company and its services in the European private and institutional investment communities. The agreement required the Company to make an advance payment of $180,000 for the set up and organization of its activities under the Investor Relation Program. Accordingly, the Company issued 2,000,000 shares of common stock at $0.07 per share, equal to fair market value at the time the agreement was executed, for $140,000 and agreed to pay in cash the remaining balance of $40,000. The agreement with SIP expired in fourth quarter 2003.

         In September 2003, the Company retained The Wells Group, Inc., a Scottsdale, Arizona based investor relations consulting firm and unrelated party, to implement a proactive national investor relations campaign. The Wells Group will actively participate in developing the Company's perception and positioning activities, arrange and coordinate presentations and serve as the primary information resource on behalf of the Company to the professional investment community. The Wells Group will also provide media relation activities and comprehensive information fulfillment services for all inquiries by shareholders or prospective investors. The term of the agreement is for twelve months and either party may terminate the agreement with thirty days notice after the sixth month. In compensation for its services, The Wells Group will receive 250,000 restricted shares of the Company's common stock for each three-month period The Wells Group provides its services under the agreement.

Risk Factors Relating to the Company's Business

         Management cannot be certain that the Company's acquisition and processing activities will be commercially successful.

         As of this date, the Company has no facilities that produce precious metals or other saleable chemical products in commercial quantities. Substantial expenditures are required to build and develop MR3 processing facilities capable of generating such levels of precious metals and specialty chemical products. There can be no assurance that any probable precious metal reserves predicted in the Company's prospective projects will meet expectations or be present in sufficient quantities to justify commercial operations. In addition, there can be no assurance that precious metals recovery in small-scale laboratory tests or pilot plant conditions will be duplicated in commercial production levels under actual on-site conditions. In addition, there are no assurances that any additional funds required by the Company for multiple facility developments can be obtained in a timely manner. Should these events materialize, they could have a materially adverse impact on the Company's business operations and negatively affect future potential revenues and/or profitability.

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

         Short Operating History Could Lead to a Lack of Profitability and Lack of Business Growth

         The Company has a short operating history with respect to the processing of precious metals and specialty chemical products. The Company has generated only limited revenues to date and has incurred operating losses since its inception. Its likelihood of success must be considered in light of the many costs, expenses, problems, difficulties and delays frequently associated with new enterprises. Also, there is no assurance that the Company's business ventures will be successful or that it will be able to attract and retain sufficient customers and clients to attain its goals. The Company anticipates that its operating expenses will increase substantially as its business expands and there will be a greater need to generate significantly more revenues to achieve profitability.

         Difficulties in Future Funding Could Hinder Growth and Development of the Company's Business

         In the past, the Company has financed much of its operations from borrowing and from the sale of its securities pursuant to private placements, convertible debt instruments, and other warrant agreements. It is likely that the Company will be required to seek additional outside funding sources to satisfy the Company's future increasing financing demands if its operations do not produce the anticipated level of profitability. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

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

         Limited Public Market for the Common Stock

         The Company's common stock is quoted on the OTC Bulletin Board and its securities are traded by broker-dealers. Because shares of the Company's common stock are not currently quoted on a recognized national securities exchange in the United States, the shares are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny-stocks." Broker-dealers dealing in penny-stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained. Additional disclosure on penny-stocks and related restrictions is provided in
Item 5. Market For Registrant's Common equity and Related Stockholder Matters.

         The Company's limited financial condition could hinder its efforts to raise new capital.

         The Company has generated only limited revenues to date and has incurred operating losses since its inception. The Company has not yet established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 2003 and 2002, the Company had net losses of $1,648,721 and $1,011,350, respectively. At fiscal year end 2003, the Company's liabilities exceeded its assets. There can be no assurance that the Company will generate revenues in a timely manner in the future, that it will not continue to have losses, or that it will be able to maintain funding such losses if they continue. In the past, the Company has successfully raised funds to cover its expenses through the sale of its securities utilizing various financial instruments such as private placements, convertible notes, and warrants agreements despite its lack of profitability and weak financial condition. The Company reasonably believes that it will be able to raise necessary working capital in a timely manner to carry out its plan of operations for the foreseeable future. Should the Company not be able to raise sufficient funds through these means or through licensing sales, it could adversely impact its ability to fund all critical operations and new business development activities in accordance with its existing business strategy.

ITEM 2.  PROPERTIES

         The Company's leases 1,873 square feet of office space at 435 Brannan Street, Suite #200, San Francisco, California for its executive offices. The Company is committed under its operating lease for a period of two years beginning October 1, 2002 and expiring September 30, 2004. This lease requires monthly rental payments of approximately $2,497.

         On February 15, 2003, the Company entered into an operating agreement with SICO, LLC, a private company located in Denver, for the lease of a facility in Lakewood, Colorado. The facility, which consists of a 10,000 square-foot building, was to be used to process gold and other precious metals from the materials provided by the Company's various metals extraction agreements. The lease term was for a three-year period commencing in April 2003 and ending in March 2006 and required a monthly payment of approximately $4,583. In light of the subsequent termination of a revenue sharing agreement with Empire Gold in October 2003, the Company executed a termination and mutual release agreement with SICO effective December 15, 2003. The termination agreement specifies that MR3 forfeit its $10,000 security deposit, forfeit the last month's rent deposit of approximately $4,583 and pay the Company's final share of utilities and expenses through December 31, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal year ending December 31, 2003 and the Company did not hold an annual meeting of shareholders during that same period.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Effective March 23, 2004, the Company's common stock is being quoted once again on the OTC Bulletin Board under the symbol "MRMR." For calendar years 2002 and 2003, the Company's stock only traded over-the-counter on the Pink Sheets and was quoted through the National Quotation Bureau's Electronic Quotation System, also under the symbol "MRMR."

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

Year           Quarter Ending           High Bid       Low Bid
----           --------------           --------       -------
2003           March 31, 2003           $  0.26        $  0.09
               June 30, 2003            $  0.28        $  0.11
               September 30, 2003       $  0.33        $  0.17
               December 31, 2003        $  0.50        $  0.22

2002           March 31, 2002           $  0.20        $  0.02
               June 30, 2002            $  0.32        $  0.04
               September 30, 2002       $  0.28        $  0.10
               December 31, 2002        $  0.36        $  0.12

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

Record Holders

         As of December 31, 2003 there were approximately 365 shareholders of record of MR3 Systems, Inc. common stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of its outstanding common stock is held in broker "street names" for the benefit of individual investors or other nominees.

         As of December 31, 2003 there were approximately 74 shareholders of record of MR3 Systems, Inc. Series A preferred stock. As of December 31, 2003, there are 237,464 shares of preferred stock issued and outstanding. Preferred stock is convertible into common shares on a one-to-one ratio. There is no market for the trading of the Company's preferred stock.

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

Equity Compensation Table

         The following table provides information about the Company's common stock that may be issued upon the exercise of options and warrants under all of the Company's equity compensation arrangements as of December 31, 2003. Through the end of fiscal year 2003, the Company had not adopted any formal equity based compensation plan for the benefit of employees and/or non-employees. With the one exception noted below, all securities disclosed in the table below resulted from individual grants of options and warrants for services provided to the Company or expected to be provided to the Company. Such grants were unrelated to any written compensation plan or agreement. In the case of Mr. Irving DeVoe, Chief Science Officer of MR3, the majority of his options and warrants were granted pursuant to an employment agreement and related non-dilution rights granted to him. Terms of Mr. DeVoe's employment agreement are more fully detailed and disclosed in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.

                                EQUITY COMPENSATION PLAN INFORMATION

                                Number of securities
                                 to be issued upon
                                      exercise           Weighted average
                                   of outstanding        exercise price of    Number of securities
                                options, and rights         outstanding       remaining available
      Plan category             warrants and rights      options, warrants    for future issuance
      -------------             -------------------      -----------------    -------------------
                                        (a)                     (b)                   (c)

Equity compensation plans
 approved by security holders           -0-                     -0-                   -0-
Equity compensation plans
 not approved by security
 holders                             31,226,753               $0.117                  -0-

Total                                31,226,753               $0.117                  -0-

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

         During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes amounted to an aggregate of $464,500, mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. These notes granted the note holder the right to purchase common stock warrants at the rate of two (2) warrants per dollar loaned at a price of fifteen cents ($0.15) per share. The total amount received from these notes in 2003 amounted to $349,500. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangements to the Empire note holders. Twenty note holders converted their principal and interest, as of September 30, 2003, into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with at an annual interest rate of 12%. In addition, these two note holders were granted 105,000 restricted shares of the Company's common stock, which was equal to the amount of warrants originally granted pursuant to the placement of the individual notes. The warrants previously granted to these two note holders were subsequently cancelled.

         Fiscal Year 2003 Stock Issuances

         In fiscal year 2003, the Company issued 11,952,726 shares of its common stock to individuals or entities pursuant to stock sales, conversion of notes payable, conversion of accrued interest, exercise of warrants, and stock issued for compensation and services rendered. The Company recognized approximately of $1,202,000 in either cash or equivalent services in connection with the common stock issued. The detailed transactions are more fully disclosed below and related parties identified as appropriate:

    a. In first quarter 2003, the Company issued 169,000 common shares to four qualified or accredited investors pursuant to the private sale of securities at an average price of $0.10 per share. The Company received

         $18,500 in proceeds related to the sale of securities. The Company adjusted the amount of shares issued to reflect a correction of a prior period issuance.

    b. In second quarter 2003, the Company issued 150,000 common shares to two qualified or accredited investors pursuant to the private sale of securities at a price of $0.10 per share. The Company received $15,000 in proceeds related to the sale of securities.

    c. In second quarter 2003, the Company issued 833,333 common shares to Mr. Bradley Rotter, Chief Executive Officer, pursuant to a private offering with various parties. The Company received $100,000 in proceeds from the sale of common stock to Mr. Rotter at a price of $0.12 per share.

    d. In second quarter 2003, the Company issued 200,000 common shares to Dr. Irving DeVoe, Chief Science Officer, in connection with the cancellation of his anti-dilution agreement with the Company.

    e. In third quarter 2003, the Company issued approximately 5,291,667 shares to ten accredited investors pursuant to a private offering of the Company's common stock, at $0.12 per share, for total aggregate proceeds of $735,000. The Company received $635,000 of the proceeds in third quarter and $100,000 in second quarter.

    f. In third quarter 2003, the Company issued Mr. Steven Schorr, a principal shareholder and former officer of the Company, 196,667 common shares as settlement for $29,500 in Company debt at a conversion price of $0.15 per share.

    g. In fourth quarter 2003, the Company issued 71,429 common shares to one accredited investor pursuant to a private sale of securities. The Company received $25,000 in proceeds from the sale of common stock at a price of $0.35 per share.

    h. In the second half of 2003, the Company issued 3,762,752 shares of common stock to the Empire note holders pursuant to the change in financial terms (as previously disclosed) of their notes with the Company.

    i. In fiscal year 2003, three shareholders converted 8,000 preferred shares into 8,000 common shares.

    j. In fiscal year 2003, the Company issued 328,000 common shares to three individuals in exchange for services to the Company at a price of $0.10 per share. A fourth individual received 3,272 shares in exchange for services at an average price of $0.29 per share.

    k. In the second half of 2003, the Wells group received 500,000 shares of common stock pursuant to their public relations agreement with the Company.

    l. In fourth quarter 2003, Zevtec Canada, Inc. was issued 442,857 common shares pursuant to the conversion of $31,000 in accrued interest on debentures and certain accounts payable at a price of $0.07 per share.

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

Overview

         Since 1997, the Company has been engaged in developing and applying its technology for the efficient recovery, separation and purification of metals from various aqueous streams of source material. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. MR3 has developed a proprietary process for the recovery, separation and purifying of a broad range of metals. The key aspect of the MR3 system is its unique affinity and selectivity for an individual target metal, such as gold and platinum, even within multiple metal ion environments

         The Company intends to produce these metals and metal-compund products in facilities wholly owned and operated by the Company or in facilities jointly owned and operated with other third party principals. Such facilities may be limited to the placement of integrated engineering hardware and MR3 technology components in a leased building or a specially built plant corresponding to a unique project requirement. The resultant manufactured products are then offered for sale to metals and specialty chemical commodities-brokers and other client end-users. Where feasible, the Company also plans to license its technology to third parties in consideration for licensing fees and possible revenue sharing arrangements. In addition, the Company may elect to charge contract fees for various waste removal and remediation services related to its proprietary technology.

         MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates;(ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites. The

Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities.

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

Results of Operations

Fiscal year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

         The Company recognizes revenue when manufactured product is shipped to a customer or at the time other services are rendered. The Company did not realize any revenues from its metals separation and recovery technology during fiscal years 2003 and 2002 as the Company elected to discontinue its zinc sulfate processing operations in Butte, Montana and revamp its business strategy to more lucrative prospects for its metals recovery technology, especially in the area of precious metals. In 2003, management concentrated its efforts on developing the necessary infrastructure toward meeting its obligations under its then existing mining-related precious metals agreements. Management also intensified marketing its services to new industrial prospects in the specialty chemical and nuclear-related industries and further adapted the MR3 process technology to meet the opportunities presented by these targeted industries.

         Cost of goods sold amounted to $0 and $87,802 for 2003 and 2002, respectively. The components that make up cost of goods sold include, but are not limited to chemicals and materials used in the processing of wastes, rent at the site processing facility, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities. Cost of sales for 2002 represented certain costs associated with the ramping down of operations in Butte and approximately $30,000 of accrued expenses related to an environmental compliance matter, which was resolved in February 2004. Gross margin for fiscal year 2002 amounted to a loss of $87,802. Given the lack of revenues for the two periods and the limited degree of process related operations in 2002, comparison of gross margin for 2003 and 2002 is not meaningful.

         General operating expenses--less depreciation, amortization and consideration for impairment loss--increased $897,227 from $689,478 in 2002 to $1,586,705 for 2003. The increase is attributable to increases in most operating categories related to the Company's larger workforce and expanded business operations in 2003. Development expenses increased by 188% in 2003 to $545,335 compared to $189,370 in 2002. Increases in development expenses related to the adaptation and further development of the MR3 Technology in connection with the various project applications under review and consideration by the Company. Development expenses also include expenses incurred in connection with site preparation at the Company's affiliated mining projects located in Nevada and Colorado, as well as certain expenses in connection with its then anticipated processing facility in Lakewood, Colorado.

         In connection with its expanded business activities to acquire new contractual commitments and perform on existing obligations, the Company incurred increases in both personnel expenses and external consulting and professional fees. Personnel expenses increased $342,110 to a level of $488,977 in 2003 compared with $146,867 in 2002, as the Company more than doubled its workforce to a level of eleven people in 2003. External services and professional fees increased $187,749 to a level of $432,391 in 2003 compared to $244,642 in 2002. Notable components of external services and professional fees were $155,000 in expense related to the Company's public relations efforts and $25,800 in compensation expense recorded to reflect the grant of options or warrants to independent consultants. In addition, office expenses increased 26.7% to a level of $85,200 in 2003 compared to $67,243 in 2002. Office rent declined 15.8% to a level of $34,802 compared with $41,356 in 2002 primarily due to the closure of the Company's development office in Pittsburg during 2002.

         Depreciation expense amounted to $9,113 in 2003 compared to $4,015 in 2002. The Company also recorded certain write-downs of equipment in 2003 and 2002 amounting to $105,813 and $202,907, respectively. These write-downs related to the valuation of property and equipment in light of the closure of the Company's Butte, Montana facility. Upon review of the state of the property and equipment at year end 2002 and third quarter 2003, it was determined that the MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets. Consequently, the carrying value of MR3 property and equipment was written down and impairment losses were included in operating expenses for 2003 and 2002.

         The Company recorded net interest expense of $168,533 in 2003 and $53,863 for 2002. This increase of $114,670 is attributed to interest accrued on new and continuing notes payable to shareholders, related parties and other third party holders of debt instruments. These debt obligations were incurred primarily in late 2002 and throughout the year in 2003. The Company also recorded interest expense in 2003 in connection with the amortization of warrant issuance costs related to continuing and converted note payables. The Company anticipates that interest expense may increase in fiscal year 2004 on the aforementioned debt obligations and the potential addition of new debt instruments, provided that existing note holders do not convert their notes into shares of the Company's common stock through their conversion privileges. In 2002, The Company realized a gain on the sale of certain equipment and recorded $27,515 in other income for the period. In 2003, the Company recorded gains under other income of $223,843 related to debt forgiveness and reduction in accrued liabilities, in connection with the settlement of various longstanding obligations and claims against the Company.

         The Company's net loss for fiscal year 2003 increased 63.0% to $1,648,721 as compared to $1,011,350 for fiscal year 2002. The increase is attributed to the material increase in operating expenses incurred by the Company in implementing its revamped operating strategy for the precious metals extraction and recovery market and the staffing up of additional management and technical personnel to oversee its business activities and technical development.

Net Operating Losses

         At December 31, 2003 and 2002, the Company has available approximately $8,969,000 and $7,174,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2003 and 2002, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

Liquidity and Capital Resource

         Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with certain shareholders. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund its current and future projects and its abilities to meet its cash and working capital needs

         At December 31, 2003, the Company had a working capital deficit of $982,347 compared to a working capital deficit of $1,151,612 at December 31, 2002. The 14.7% decrease in working capital deficit is primarily attributed to increases in cash and the Company's ability to reduce accounts payable and other accrued expenses from investment funds received by the Company and the cancellation or forgiveness of certain liabilities during the 2003 period. At December 31, 2003, the Company had $288,674 in cash compared to $12,496 at December 31, 2002. The increase in cash is attributed to receipt of funds during the fiscal year from the sale of securities and closure of various debt instruments.

         As of December 31, 2003, the Company had total assets of $701,260 and a total shareholder's holder's deficit of $1,182,390 compared with total assets of $239,022 and total stockholder's deficit of $1,192,939 at December 31, 2002. Total assets increased due to the increase in cash, property and equipment related to the receipt of operating funds from notes and other debt instruments. Total shareholders' deficit decreased by less than 1% in 2003 due to the Company's additions to accumulated deficit in 2003 offset to a material degree by the contributions of its sale of common securities during the period.

         For the fiscal year ended December 31, 2003, cash used by operating activities increased to $1,272,447 from $321,540 for the comparable period ended December 31, 2002. This increase is attributed to the material expansion of the Company's business activities in 2003. In addition, in fiscal year 2002, the Company had no cash flow provided or used by investing activities compared with net cash used by investing activities of $220,476 in 2003 related the purchase of property and equipment.

         In fiscal year ended 2003, the Company realized cash flow from financing activities of $1,769,101 compared with $333,981 for the comparable period in 2002. In 2003, the Company realized $980,661 in aggregate proceeds (less principal payments) from notes payables and $793,500 from the sale of common stock and warrants. In 2002, the Company realized net proceeds (receipts less partial principal payments) from notes payable to certain shareholders of $226,000 and proceeds from the sale of common stock and the exercise of warrants of $107,981.

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

Plan of Operation

         In fiscal year 2003, the Company continued to develop opportunities for the separation and recovery of precious metals from mining sources and other viable metals-related environmental remediation prospects. Management entered into discussions with both domestic and international prospective candidates for its metals extraction and recovery services and specialty chemical production. In addition, the Company entered into discussions with several candidates in the nuclear industry with a focus on environmental remediation projects. In anticipation of the need for working capital to provide marketing, preliminary sample testing and project validation services related to the aforementioned client prospects, the Company concluded a private placement in July with eleven accredited investors for total net proceeds of $735,000.

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

         In fiscal year 2003, the Company raised approximately $1,300,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. The funds have primarily been used to retire past liabilities and for general working capital. Management does not deem these funds to be sufficient to satisfy its cash requirements for fiscal year 2004 if the Company aggressively follows its current business strategy. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to its current operating agreements.

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

         The Company is presently evaluating a strategy whereby it would place a "mobile" processing plant on site with a prospective user of its MR3 Technology for a limited period of time. The Company may not charge the prospective client a fee for use of the processing plant at the time of placement so that user may validate the their specific application of the technology with no risk or material cost. The Company may, however, elect to charge the client for supplemental materials such as reagents or MR3 unique media. If the processing plant is deemed to be acceptable for the prospective client's requirement, the Company would then sell, lease or otherwise enter into a revenue sharing arrangement for use of the plant. If the application is not deemed to be practical, them the Company would move the plant to another prospective client location.

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

         The Company is leveraging its strategic relations with its industrial consultants and its personal network to create visibility for the Company in the mining, metals and environmental remediation industries. In addition, the Company plans on increasing exposure to the Company by participation and exhibiting at industry related trade shows, such as the Prospectors and Developers Association of Canada ("PDAC"). Management will feature the benefits of the MR3 Technology, as well as discussing results of its laboratory testing of the technology, pre-engineering economics and service/pilot agreements available to prospective clients.

         The Company's licensing activities are directed toward three primary sectors--mining, industrial and environmental. The Company's direct effort in identifying mining related prospects has yielded numerous interested parties. The Company's preliminary strategy is to price its licensing fees in the range of $3 million for an initial site master license with an option to expand to additional site licenses at $1 million each. However, management cannot provide any guarantees that such a licensing model will be acceptable to prospective clients.

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

Recent Accounting Pronouncements

         In 2001, 2002, and 2003, the Company adopted certain accounting pronouncements, the results of which are reflected, as applicable, in the Company's financial statements and accompanying notes for fiscal years 2003 and 2002. Disclosure on the various accounting pronouncements adopted by the Company during 2001, 2002, and 2003 are more fully detailed in Section 1 (Summary of Significant Accounting Policies; Recent Accounting Pronouncements) of the Company's financial statements included with this annual report and incorporated by reference.

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


ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current Executive Officers and Directors of the Company are as follows: (1)

      Name                    Age                       Position
      ----                    ---                       --------

Randall S. Reis                62           Chairman of the Board
Bradley N. Rotter              48           Chief Executive Officer and Director
John K. Burns                  53           President, COO and Director
Gary K. Abreim                 61           Chief Financial Officer
Irving W. DeVoe                66           Chief Science Officer

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

     In November 2003, Mr. Bradley N. Rotter was appointed Chief Executive Officer and Mr. John K. Burns was appointed President and Chief Operating Officer. Both were also subsequently appointed to be Directors of the Company.

     In first quarter 2004, Mr. Gary Abreim provided the Company with his notice of resignation as the Chief Financial Officer effective on or about the filing date of the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003. Mr. Abreim's resignation is not related to any disagreement or discord with the Company on its financial matters. The Company expects to utilize an interim Chief financial Officer until such time as a qualified individual can be hired consistent with the needs of the Company and its available resources.

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

         Bradley N. Rotter. Mr. Rotter joined the Company on April 1, 2003 as President and Chief Operating Officer. In November 2003, Mr. Rotter was appointed Chief Executive Officer and nominated to be a Director of the Company. Mr. Rotter has over 25 years of experience in the capital, commodity and securities markets where he was instrumental in arranging financing for various companies including public and private placement of debt and equity, as well as other financing instruments. From 1988 to the present, Mr. Rotter has served as a principal officer and/or managing partner of various equity and specialty-financing companies, including Point West Capital Corporation, a San Francisco based publicly traded entity; and the Echelon Group and Presage Corporation, both privately operated companies based in San Francisco. In recognition of one innovative securitization, Mr. Rotter was awarded the Private Deal of the Year Award in 1995 by the Investors Dealers Digest publication. Mr. Rotter currently serves on the board of directors of Protostar Satellite Services, LLC, a privately held company located in San Francisco involved in the business of satellite services. Mr. Rotter's undergraduate education was at the United States Military Academy at West Point and he holds an MBA degree from the University of Chicago.

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

         Gary K. Abreim. Mr. Abreim assumed the role of Chief Financial Officer on April 1, 2003. From first quarter 2001 through 2002, Mr. Abreim provided financial consulting services to the Company from time to time on an as needed basis. From 1999 to the present, Mr. Abreim worked as a business development consultant and interim chief financial officer to various early stage private companies. His emphasis was in the areas of financial reporting, planning, systems implementation and monitoring, cash management, asset recovery and workouts. Prior to that, from 1990 to 1999, Mr. Abreim was Chief Financial Officer of Ally Capital Group; a California based private asset management company, merchant bank and SBIC, where he was responsible for managing the multiple operating functions, financial reporting and regulatory compliance for $70 million of portfolio assets. Mr. Abreim is also Treasurer of Arete Relief Services; a Northern California based registered charity that provides medical, educational, and hunger relief in less developed countries. Mr. Abreim received his BS and MBA degrees from UCLA in California. He also achieved his CPA certificate in 1967 while working with Arthur Andersen & Co, but is not presently certified.

         Irving W. DeVoe, Ph.D. Dr. DeVoe currently serves as the Chief Science Officer of the Company and is the inventor of the MR3 technology and author of 26 U.S. and International patents. He has over nineteen years of experience in technology development, management, and direct supervision of R&D operations related to hazardous chemical technology. Dr. DeVoe joined the Company in October 1997 in connection with the acquisition of MR3, Inc., the predecessor to MR3 Systems, Inc. In January 2002, due to the limited operations of the Company at the time, Dr. DeVoe elected to resign his positions as a Director and Chief Science Officer of the Company. He continued to fulfill the duties of Chief Scientist of the Company, as a principal consultant from leased laboratory facilities in Salem, Massachusetts. In June 2003, Dr. DeVoe resumed his position as Chief Science Officer. From 1993 to 1995, Dr. DeVoe was engaged as a technical consultant to Metanetix Technical Services ("MTS"), a subsidiary of Hariston, Inc., a British Columbia public company. MTS was located in Butte, Montana and provided engineering process design R&D services for Metanetix Corporation, also a subsidiary of Hariston, Inc. From 1991 to 1993, he founded and acted as President of DeVoe Environmental Laboratory ("DVL"), a private company located in Palm Springs, California. DVL was created to design, construct, deliver and operate a pilot plant facility to provide soil cleaning technology and services for the Toronto Harbor Commission. Formerly a Research Associate at Argonne National Laboratory, U.S. Atomic Energy Commission, Dr. DeVoe has acted as a consultant to government and industry, has made numerous contributions to scientific journals, and has been an invited speaker at scientific symposia throughout the world. He earned a B.S. degree from Aurora University and a Ph. D. from the University of Oregon Medical School. Dr (Oregon Health Science University). Dr. DeVoe was also awarded a Post Doctorate Fellow from the National Research Council of Canada in 1969.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by us and on the representations of the reporting persons, we believe that no Form 5 documents needed to be filed at year-end and these persons are presently in compliance with all applicable filing requirements for the fiscal year ended December 31, 2003. The Company determined, however, that certain individuals did not file these documents in a timely manner pursuant to the two and ten-day window allocated for Form 4 and Form 3 filings, respectively. Messrs. Abreim, Burns and Rotter filed Form 3 documents and Messrs. DeVoe, Reis and Rotter filed Form 4 documents subsequent to the aforementioned time constraints.

Committees

         It is the intention of the Company's management to have its board of directors ultimately structured to comply with the directives of Sarbanes-Oxley Act of 2002. Presently, the Company's common stock is quoted on the OTC Bulletin Board. As such, the Company is not currently obligated to meet certain compliance requirements of Sarbanes-Oxley associated with national stock exchanges. The Company intends, however, to seek and attract potential independent directors to its board and to ask its shareholders to elect these potential directors at future annual meeting(s). At this time, the Company's board of directors consists of three directors, all of which are insiders (the Chairman and founder of the Company, the Chief Executive Officer, and the President-Chief Operating Officer). All three individuals have been nominated for election at the Company's next annual meeting scheduled for May 21, 2004.

         The Company anticipates using NASDAQ's Rule 4200(a)(15) as a guideline to determine independent status. It should be noted that the Company may experience difficulties attracting independent directors given its current stage of corporate development and level of resources. Once sufficient independent directors are in place, the Company expects to form a minimum of three committees--an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation and Benefits Committee. In the interim, the Company expects to carry out the responsibilities of those committees, as practicable, with inside directors and support of individuals from its Board of Advisors. The Company is in the process of developing charters for each of the aforementioned committees.

Audit Committee

         As of the date of this Annual Report, the Company has no independent directors and thus it is not feasible to appoint such members to an audit committee. Therefore, in the interim, the Company's existing Board of Directors has and will conduct the respective role of an audit committee with support from a financially knowledgeable representative of the Board of Advisors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Nominating and Corporate Governance Committee

         The purpose of the Committee shall be to: (i) identify qualified individuals for membership on the board; (ii) recommend to the board the director nominees for the next annual meeting of shareholders; (iii) develop and recommend to the board a set of corporate governance guidelines for the board; and (iv) provide oversight of the corporate governance affairs of the board and the Company. In the absence of independent directors, the Company has requested three members of its board of advisors to serve in an advisory role as a nominating committee for the election of future board members.

         The Company is in the process of developing corporate governance guidelines that meets both its current and anticipated future operating conditions and corporate structure. Such guidelines, when adopted by the board of directors, will be posted on the Company's web site under the caption of Corporate Governance.

Compensation and Benefits Committee

         When formed and adopted by the Company's Board of Directors, this committee's responsibilities will relate to compensation of the Company's directors and executive officers and oversight of the management of the various plans, if any, that are implemented for the benefit of the Company's employees.

Code of Ethics

         MR3 has recently adopted a Code of Ethics ("Code") applicable to all its employees regardless of position or stock ownership. The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officer, are held accountable. In accordance with these informal guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. Certain of the Company's senior executive and financial officers--Chairman, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Science Office--provide services and perform functions that merit a more detailed expression of their duties, because they are singularly responsible for the integrity, accuracy and timeliness of our periodic financial reports to regulators and the investing public. Thus the Company has provided as an exhibit to this Annual Report, a signed acknowledgement of their understanding and acceptance of the Code.

Board of Advisors

         MR3 has assembled an experienced and accomplished group of advisors to provide guidance to management on various corporate, technical and financial matters. These executive level individuals, whose profiles are listed on the Company's web site, have agreed to serve on the Company's recently formed Board of Advisors. Their experience in both entrepreneurial ventures and large-scale public companies will provide added insight and experience to MR3's current management team. These executives will provide guidance to management on such matters as business development, investment banking and financial services, equity markets, general technology and chemical-related industries. From time to time the Company anticipates drawing upon the experience of these individuals to fulfill certain roles on corporate committees in the absence of independent directors.

Shareholder Communication With the Board of Directors

         The Company maintains a process for shareholders to communicate with the Board of Directors. Shareholders wishing to communicate with the Board should send any communication to Corporate Secretary, MR3 Systems, Inc., 435 Brannan Street, Suite 200, San Francisco, CA 94107. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Corporate Secretary will forward such communication to the full Board of Directors or to any individual director or directors to whom the communication is directed. Alternatively, the Company maintains contact information, both telephone and email, on its website under the heading "Contact MR3". By following the Contact MR3 link, a shareholder will be given access to the Company's telephone number as well as a link for providing email correspondence to Investor Relations. Communications sent to Investor Relations and specifically marked as a communication for the Board will be forwarded to the Board or specific members of the Board as directed in the shareholder communication.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table indicates certain compensation information for the Chairman, Chief Executive Officer, President and Chief Operating Officer and Chief Science Officer (collectively referred to as the "Named Executive Officers"). Compensation data for other executive officers is not presented in the table because aggregate compensation for such executive officers does not exceed $100,000 for services rendered in all capacities during the fiscal year. This information provided below includes the dollar value of base salaries, bonus awards, the number of SARs/options granted, and certain other compensation, if any.

                                    Summary Compensation Table

                                                          Long Term Compensation Awards
                                                          -----------------------------
                  Annual Compensation                          Awards         Payout
                  -------------------                          ------         ------
                                                                             Securities     All
                                                         Restricted   LTIP   Underlying    Other
      Name and                                             Stock      Pay    Options/     Compen-
 Principal Position   Year    Salary     Bonus    Other    Awards     out      SARs       sation
 ------------------   ----    ------     -----    -----  ----------   ----   ----------   ------
                                ($)       ($)      ($)                          (#)        ($)

Randall S. Reis       2003    101,122                                        1,000,000
Chairman(1)           2002     79,730                                            -
                      2001     47,594                                            -

Bradley N. Rotter     2003     33,000                                        6,000,000
Chief Executive(2)    2002       -                                               -
Officer & Director    2001       -                                               -

John K. Burns         2003       -
President, COO &      2002       -
Director(3)           2001       -

Irving W. DeVoe       2003     87,500                                            -
Chief Science         2002     35,000                                          998,884
Officer(4)            2001     37,000                                        1,774,067

     (1) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2003,

          2002, and 2001 was $18,878, $6,176, and $37,906, respectively. Mr.
          Reis' employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Mr. Reis has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

     (2) Excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2003 was $57,000. Mr. Rotter's employment agreement with the Company specifies a gross annual salary of $120,000. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period. 3,000,000 of the warrants vest equally over a three-year period. The above referenced securities do not include 1,866,666 warrants granted in fiscal year 2003 pursuant to financing arrangements entered into by Mr. Rotter with the Company (see Related Transactions).

     (3) Securities underlying options include warrants granted during the noted period at $0.35 per share with a five-year exercise period.

     (4) Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2003, 2002, and 2001 was $32,500, $64,000, and $51,000, respectively. Dr.
          DeVoe's employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Dr. DeVoe has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

                            Option/SAR Grants in Fiscal Year 2003

                                      Individual Grants
                                      -----------------

                            Number of        % of Total
                           Securities       Options/SARs
                           Underlying        Granted to
                          Options/SARs      Employees in     Exercise or Base     Expiration
     Name                  Granted (#)      Fiscal year       Price ($/Share)        Date
     ----                 ------------      ------------     ----------------     ----------

Randall S. Reis             1,000,000          08.30%              $0.10           05/01/08
Bradley N. Rotter           3,000,000          24.89%              $0.10           04/01/08
Bradley N. Rotter(1)        3,000,000          24.89%              $0.10           04/01/08
John K. Burns               1,000,000          08.30%              $0.35           11/04/08

(1) Mr. Rotter's warrants vest at a rate of 83,333 per month beginning 5/1/2003.

The Company granted 12,054,722 warrants to employees in 2003, of which 5,710,000 are on vesting schedules. The above table does not include warrants associated with separate financing instruments entered into by the Company and Mr. Rotter (See related Party Transactions).

                   Option Exercises and Fiscal Year-End Values

         The following table sets forth information with respect to the number of unexercised stock options held by the named executive officers on December 31, 2003, and the value of the unexercised in-the-money stock options on that date.

                           Aggregated Option/SAR Exercises in Fiscal Year 2003
                                 and December 31, 2003 Option/SAR Values

                                                Number of Securities
                                               Underlying Unexercised         Value of Unexercised
                                                       Options                In-The-Money Options
                       Shares        ($)       At December 31, 2003 (#)     At December 31, 2003 ($)(1)
                     Acquired on    Value     ---------------------------  ----------------------------
       Name         Exercise (#)  Realized    Exercisable   Unexercisable  Exercisable    Unexercisable
       ----         ------------  --------    -----------   -------------  -----------    -------------

Gary K. Abreim            -           -        1,000,000         -              350,000         -
John K. Burns             -           -        1,000,000         -               30,000         -
Irving W. DeVoe           -           -        5,440,089         -            1,523,225         -
Randall S. Reis           -           -        1,000,000         -              280,000         -
Bradley N. Rotter         -           -        6,366,663     2,249,991        1,278,499      629,997

    (1) Represents the difference between the option exercise price of in-the-money options and the fair market value per share of the Company's Common Stock at December 31, 2003 ($0.38 per share) as quoted on the National Quotation Bureau's ("NQB") Electronic Quotation System at the close of trading on that date, multiplied by the number of shares underlying the option.

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

     Name and Address                 Amount and Nature
    of Beneficial Owner              of Beneficial Owner        Percent of
  as of December 31, 2003          as of December 31, 2003        Class(1)
  -----------------------          -----------------------      ----------

Randall S. Reis *                        6,521,687(2)              8.01%

Irving W. DeVoe*                         6,983,489(3)              8.58%
100 Cummings Center, S-336-H
Beverly, MA 01915

Bradley N. Rotter *                      9,866,662(4)             12.12%

John K. Burns *                          1,000,000(5)              1.23%

Gary K. Abreim *                         1,277,450(6)              1.57%

Steven M. Schorr                         4,932,647(7)              6.06%
P.O. Box 2120
Kihei, HI 96753

Mel Kelm                                 5,783,357(8)              7.11%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Theodore H. Swindells &                  4,499,999(9)              5.53%
High Stakes Capital, LLC
11400 S.E. 8th St.; Unit 420
Belleuve, WA 98004

All directors and executive             25,649,288(10)            31.51%
officers as a group(5)

* Director and/or executive officer

(1) Based upon 60,334,897 shares of common stock outstanding on December 31, 2003, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain Officers, Directors and/or principal shareholders entitling the holders to purchase an aggregate of 21,061,190 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 81,396,087 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

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

(9) Includes 3,666,666 shares that may be acquired by Mr. Swindells and High Stakes Capital, LLC pursuant to the exercise of warrants priced between $0.23 and $0.36 and expiring during the period 7/21/08 and 10/06/08.

(10) Includes 14,973,418 shares that may be acquired by the Company's Directors or Executive Officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 10/30/04 and 2/1/09.

         As of the date thereof, there are no known arrangement, agreements or understandings that may at a later date result in a change in control or delay in change in control of the Company. On October 19, 1999, the Company entered into an agreement with Dr. Irving DeVoe to grant him anti-dilution protection against any further stock issuances by the Company. On June 14, 2003, Dr. DeVoe entered into a new employment agreement with the Company concurrent with which he waived his anti-dilution rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning grater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individual's immediate family, except as set forth below:

         During 2003, the Company granted warrants to purchase common shares of the Company's stock to certain officers as noted in Item 10 - Executive Compensation. The warrants were issued in consideration for services rendered, or expected to be rendered to the Company.

         In January 2003, in connection with an employment agreement, the Company granted Mr. Jody Sitkoski, Vice President, two million warrants to purchase common shares of the Company's common stock at a price of fifteen cents ($0.15) per share and one million warrants at five cents ($0.05) per share. The one million warrants at $0.05 vest immediately and the balance of two million warrants vest as of 12/31/2005.

         In April 2003, in connection with an employment agreement, the Company granted Mr. Bradley Rotter, then President and COO as of April 2003, six million warrants to purchase common shares of the Company's stock at a price of ten cents ($0.10) per share. 3 million warrants vest immediately and the balance of 3 million warrants vest, beginning April 1, 2003, at a rate of 83,333 per month until such time as the Company sells its first gold bar from production or receives revenue from a license sale. At that point the vesting schedule increases to a rate of 166,666 per month.

         In second quarter 2003, in connection with an employment agreement, the Company granted Mr. Reis, then Chairman and CEO, 1,000,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of ten cents ($0.10) for a five-year period.

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

         In November 2003, the Company granted John K. Burns, President and Chief Operating Officer, 1,000,000 warrants to purchase common shares of the Company's stock at a price of thirty-five cents ($0.35) per share over a five-year period.

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

         Pursuant to his employment agreement, Mr. Bradley Rotter, Chief Executive Officer, has the right to convert deferred salary for the 2003 timeframe into restricted common shares at the fair market price per share at the end of each applicable pay period. As of 12/31/03, Mr. Rotter has deferred $57,000 in salary payments, which may be convertible in 236,826 common shares.

         Pursuant to his employment agreement, Mr. Jody Sitkoski, Senior Vice President, has the right to convert deferred salary for the 2003 timeframe into restricted common shares at the fair market price per share at the end of each applicable pay period. As of 12/31/03, Mr. Sitkoski has deferred $65,625 in salary payments, which may be convertible in 322,323 common shares.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

2.0      Plan and Agreement of Reorganization, dated October 3, 1997(1)

3.1      Articles of Incorporation of Company, filed July 3, 1991(1)

3.2 Certificate of Amendment of Articles of Incorporation of Company, filed March 9, 1992(1)

3.3 Amended and Restated Articles of Incorporation of Company, filed February 26, 1997(1)

3.4 Certificate of Incorporation of Emarethree Corporation, a wholly owned subsidiary of the Company, filed June 8, 2000(1)

3.5 Amended and Restated Certificate of Incorporation of Emarethree Corporation changing name to MR3 Systems, Inc., filed March 31, 2000(5)

3.6 Delaware Certificate of Ownership and Merger Merging Bioponic International into MR3 Systems, Inc. filed, April 28, 2000(1)

3.7 By-Laws of MR3 Systems, Inc., filed as Exhibit to Form 10-SB dated February 12, 2001(1)

10.1     Randall S. Reis Employment Agreement, dated May 1, 2003(2)

10.2     Irving W. DeVoe Employment Agreement, dated June 13, 2003(2)

10.3     Jody J. Sitkoski Employment Agreement, dated January 1, 2003(2)

10.4     Bradley N. Rotter Employment Agreement, dated April 1, 2003(2)

10.5 MR3 Metals Extraction Agreement between the Company and "CEG", dated October 23, 2002(2)

10.6 Amendment #1, dated May 1, 2003, to the MR3 Metals Extraction Agreement between the Company and "CEG" dated October 23, 2002(2)

10.7 Amendment #1, dated May 6, 2003, to the MR3 Metals Extraction Agreement between the Company and Raymond L. Looper, dated December 13, 2002(2)

10.8 Termination Agreement and Mutual Release between CEG and the Company dated October 21, 2003(3)

10.9 Loan Agreement (Credit Facility) between High Stakes Capital LLC and the Company dated October 7, 2003(4)

10.10 Amendment #2, dated February 26, 2004, to the April 2002 Joint Venture and Technology Transfer Agreement between Linsa Associates, Ltd. and the Company

14.1     Code of ethics

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

         (3) Incorporated by reference from the annual report on Form 10-KSB (Amendment #1) for the period ended December 31, 2002 filed with the Securities and Exchange Commission on December 12, 2003.

         (4) Incorporated by reference from the annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002 filed with the Securities and Exchange Commission on December 22, 2003.

         (5) Filed to reflect the current version on file with the Delaware Office of Secretary of State.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the last twelve months of its fiscal year ended December 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits for the fiscal year ended December 31, 2003 were $58,985.

Audit Related Fees

         There were no aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal year ended December 31, 2003.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal year ended December 31, 2003 were $11,825.

All Other Fees

         There were no other fees billed by our principal accountant for the fiscal years ended December 31, 2003 except as provided above.

Audit Committee

         The Company's sole director, acting as its audit committee, pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MR3 Systems, Inc.

Date:  March 26, 2004
                                            By: /s/ RANDALL S. REIS
                                                --------------------------------
                                                Randall S. Reis
                                                Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                       Title                          Date
        ---------                       -----                          ----

/s/ RANDALL S. REIS             Chairman of the Board             March 26, 2004
---------------------
Randall S. Reis

/s/ BRADLEY N. ROTTER           Chief Executive Officer and       March 26, 2004
---------------------           Director
Bradley N. Rotter

/s/ JOHN K. BURNS               President, COO and Director       March 26, 2004
---------------------
John K. Burns

/s/ GARY K. ABREIM              Chief Financial Officer           March 26, 2004
---------------------
Gary K. Abreim

                                MR3 SYSTEMS, INC

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


                                 C O N T E N T S
                         -------------------------------

Report of Independent Certified Public Accountants                          F-1

Balance Sheets                                                              F-2

Statements of Operations                                                    F-3

Statements of Shareholders' Equity                                          F-4

Statements of Cash Flows                                              F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
MR3 Systems, Inc

We have audited the balance sheets of MR3 Systems, Inc., as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MR3 Systems, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Pohl, McNabola, Berg & Company LLP
--------------------------------------
Pohl, McNabola, Berg & Company LLP
San Francisco, CA
February 26, 2004

                                MR3 SYSTEMS, INC
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                           2003            2002
                                                       ------------    ------------
ASSETS
  Cash                                                 $    288,674    $     12,496
  Prepaid expenses                                               --         105,000
                                                       ------------    ------------
      Total current assets                                  288,674         117,496
                                                       ------------    ------------

  Property, equipment and leaseholds,
    net of accumulated depreciation and amortization        391,089         113,029
  Property held for sale                                         --           6,000
  Deposits                                                   21,497           2,497
                                                       ------------    ------------
      Total non-current assets                              412,586         121,526
                                                       ------------    ------------
       TOTAL ASSETS                                    $    701,260    $    239,022
                                                       ============    ============

LIABILITIES
  Accounts payable                                     $    417,371    $    526,731
  Payroll taxes payable                                     179,739         196,696
  Accrued expenses                                          294,470         302,819
  Note payable                                               84,254          84,254
  Capital lease obligation                                   50,418              --
  Short term notes payable                                  244,769         158,608
                                                       ------------    ------------
      Total current liabilities                           1,271,021       1,269,108
                                                       ------------    ------------

  Long term notes payable                                   501,597          99,405
  Capital lease obligation - long term                      111,032              --
  Liabilities related to discontinued division                   --          63,448
                                                       ------------    ------------
      Total long term liabilities                           612,629         162,853
                                                       ------------    ------------
         TOTAL LIABILITIES                                1,883,650       1,431,961
                                                       ------------    ------------

  SHAREHOLDERS' DEFICIT
    Common stock: 100,000,000 shares authorized;
      par value $0.01 issued and outstanding
      60,334,897 shares in 2003 and 48,382,171
      shares in 2002                                        603,350         483,822
    Preferred stock: 5,000,000 shares authorized;
      par value $0.01 Series A, 1,250,000 shares
      authorized; issued and outstanding 237,464
      shares in 2003 and 245,464
      Shares in 2002                                          2,375           2,455
    Additional paid-in capital                            8,943,422       7,403,600
    Accumulated deficit                                 (10,731,537)     (9,082,816)
                                                       ------------    ------------
         Total shareholders' deficit                     (1,182,390)     (1,192,939)
                                                       ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $    701,260    $    239,022
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                      2003             2002
                                                  ------------     ------------

Sales                                             $         --     $         --
Cost of goods sold                                          --           87,802
                                                  ------------     ------------
    Gross margin                                            --          (87,802)
                                                  ------------     ------------

Operating Expenses:
  Development expenses                                 545,335          189,370
  Office expenses                                       85,200           67,243
  Personnel expenses                                   488,977          146,867
  Outside services and professional fees               432,391          244,642
  Office rent                                           34,802           41,356
  Loss on equipment write-down                         105,813          202,907
  Depreciation                                           9,113            4,015
                                                  ------------     ------------
    Total operating expenses                         1,701,631          896,400
                                                  ------------     ------------

Other (Income) and Expenses:
  Interest expense                                     168,533           53,863
  Other (income) and expense                          (223,843)         (27,515)
                                                  ------------     -------------
    Total other (income) and expense                   (55,310)          26,348
                                                  ------------     -------------
        Net loss before taxes                       (1,646,321)      (1,010,550)
                                                  ------------     -------------
        Provision for income taxes                       2,400              800
                                                  ------------     -------------
Net loss                                          $ (1,648,721)    $ (1,011,350)
                                                  ============     ============

     Loss per share:
     Basic - continuing operations                $      (0.03)    $      (0.02)
                                                  ============     ============
     Diluted - continuing operations              $      (0.03)    $      (0.02)
                                                  ============     ============

  Weighted average number of shares:
     Basic                                          53,060,616       44,061,503
                                                  ============     ============
     Diluted                                        53,060,616       44,061,503
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                             Common Stock             Preferred Stock      Additional
                                        ----------------------       ------------------     paid-in      Accumulated
                                          Shares      Amount         Shares     Amount      Capital        Deficit        Total
                                        ----------   ---------       -------    -------    -----------   ------------  ------------

Balance December 31, 2001               40,483,101   $ 404,831       259,214    $ 2,592    $ 7,012,531   $(8,071,466)   $  (651,512)

Sale of common stock                     3,592,523      35,925            --         --         70,555            --        106,481

Conversion of preferred stock
  into common stock                         13,750         138       (13,750)      (138)            --            --             --

Conversion of notes payable
  into common stock                      1,866,667      18,667            --         --         35,333            --         54,000

Conversion of accrued interest
  into common stock                         46,130         461            --         --            922            --          1,383

Exercise of warrants into
  common stock                              50,000         500            --         --          1,000            --          1,500

Compensation recognized on
  options granted                               --          --            --         --         44,096            --         44,096

Warrant issuance                                --          --            --         --         99,463            --         99,463

Common stock issued for services         2,330,000      23,300            --         --        139,700            --        163,000


Net loss                                        --          --            --         --             --    (1,011,350)    (1,011,350)
                                        ----------   ---------       -------    -------    -----------   ------------  ------------

Balance December 31, 2002               48,382,171   $ 483,822       245,464    $ 2,455    $ 7,403,600   $(9,082,816)  $ (1,192,939)

Sale of common stock                     6,511,178      65,112            --         --        544,638            --        609,750

Warrants issued with sale of
  common stock                                  --          --            --         --        183,750            --        183,750

Conversion of preferred stock
  into common stock                          8,000          80        (8,000)       (80)            --            --             --

Conversion of notes payable and
  accrued interest into common stock     4,297,276      42,973            --         --        460,455            --        503,428

Shares issued for cancellation of
  warrants                                 105,000       1,050            --         --         11,550            --         12,600

Shares issued for settlement of
  ant-dilution agreement                   200,000       2,000            --         --         18,000            --         20,000

Compensation recognized on
  options granted                               --          --            --         --         25,800            --         25,800

Compensation recognized on
  repriced options                              --          --            --         --         85,475            --         85,475

Warrant issuance                                --          --            --         --        129,729            --        129,729

Common stock issued for services           831,272       8,313            --         --         80,425            --         88,738

Net loss                                        --          --            --         --             --    (1,648,721)    (1,648,721)
                                        ----------   ---------       -------    -------    -----------   ------------  ------------

Balance December 31, 2003               60,334,897   $ 603,350       237,464    $ 2,375    $ 8,943,422   $(10,731,537) $(1,182,390)
                                        ==========   =========       =======    =======    ===========   ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                         2003           2002
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(1,648,721)   $(1,011,350)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                          9,113          4,015
    Net loss on write-down of property and
      equipment                                          105,813        202,907
    Compensation expense on stock options
      granted                                            111,275         44,096
    Amortization of warrant issuance                      62,021         33,868
    Shares issued for services                            88,738        163,000
    Shares issued on settlement of
      anti-dilution agreement                             20,000             --

  Changes in assets and liabilities
    Prepaid expenses and deposits                         86,000        (90,027)
    Accounts payable                                     (80,360)       165,606
    Payroll taxes payable                                (16,957)        28,290
    Accrued expenses                                      24,579        124,708
    Accrued interest on shareholder notes                     --         13,347
    Liabilities related to discontinued
      division                                           (33,948)            --
                                                     -----------    -----------
      Net cash used by operating activities          $(1,272,447)   $  (321,540)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 $  (220,476)   $        --
                                                     -----------    -----------
      Net cash used by investing activities          $  (220,476)   $        --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-shareholders           $ 1,007,661    $   247,000
  Principal payments on notes
    payable-shareholders                                 (27,000)       (21,000)
  Payments on capital lease obligations                   (5,060)            --
  Proceeds from sale of common stock and
    warrants                                             793,500        107,981
                                                     -----------    -----------
      Net cash provided by financing activities      $ 1,769,101    $   333,981
                                                     -----------    -----------

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003            2002
                                                     -----------    -----------

Increase (decrease) in cash and
  short-term investments                             $   276,178    $    12,441
                                                     -----------    -----------
    Balance at beginning of year                          12,496             55
                                                     -----------    -----------
    Balance at end of year                           $   288,674    $    12,496
                                                     ===========    ===========

Supplemental disclosures:
  Cash paid for interest                             $        --    $        --
                                                     ===========    ===========
  Cash paid for taxes                                $     2,400    $        --
                                                     ===========    ===========

Supplemental Schedule of Non-Cash Investing
  and Financing Activities:
                                                        2003            2002
                                                     -----------    -----------

  Conversion of notes payable and accrued
    interest into common stock                       $   503,428    $    55,383
                                                     ===========    ===========
  Common stock issued for services                   $    88,738    $   163,000
                                                     ===========    ===========
  Compensation on stock options and warrants
    granted                                          $   111,275    $    44,096
                                                     ===========    ===========
  Amortization of warrant issuance                   $    62,021    $    33,868
                                                     ===========    ===========
  Shares issued on settlement of
    anti-dilution agreement                          $    20,000    $        --
                                                     ===========    ===========
  Shares issued for cancellation of warrants         $    12,600    $        --
                                                     ===========    ===========

                                                        2003
                                                     -----------
  Acquisition of equipment under capital leases      $   200,425
  Less: equipment loans and capitalized leases          (166,510)
                                                     -----------
  Cash used for acquisition of equipment
  under capital leases                               $    33,915
                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

In June 2002, the Company entered into a MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc.(CEG), of Evergreen, Colorado, to process gold from the gold tailings located at a previously mined site. On October 23, 2002, the Company entered into an expanded MR3 Metals Extraction Agreement with Consolidated Empire Gold, Inc., which included the processing of the gold ore at this site. On October 21, 2003, the Company executed a termination and mutual release agreement with CEG in connection with the aforementioned operating agreements.

Basis of accounting
-------------------

The financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("U.S. GAAP").

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued expenses, and depreciation. Actual results could differ from those estimates.


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

Concentration of cash
---------------------

The Company at time maintains cash balances in excess of the federally insured limit of $100,000 per financial institution. There were no uninsured balances at December 31, 2002. Uninsured balances amounted to $202,531 at December 31, 2003.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

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

Advertising costs
-----------------

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2003 and 2002, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

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

Fair value of financial instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

SFAS-133: Accounting for Derivative Instruments and Hedging Activities
----------------------------------------------------------------------

The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

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

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2003 and 2002 comprehensive income (loss) is equivalent to the Company's reported net income (loss).

Stock option plan
-----------------

Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in SFAS-123.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

Stock option plan (continued)
-----------------

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

The Company's policies comply with the guidance provided by FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties.

Research and development cost
-----------------------------

Research and development represent internal costs incurred in connection with the Company's testing, documenting and improving its metals extraction and recovery processes. All research and development costs are expensed when incurred.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

Business risks and uncertainties (continued)
--------------------------------

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

Recent accounting pronouncements
--------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 did not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company adopted the provisions of SFAFS No. 144 effective January 1, 2002. The Company recorded impairment losses of $202,907 and $105,813, which were included in operating expenses, during the years ended December 31, 2002 and December 31, 2003, respectively (See Note 4).

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 in the fourth quarter of fiscal 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee the Company must recognize an initial liability for the fair value, or market value, of the obligations that it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company did not have any impact from adopting FIN 45 on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Company does not believe the adoption of FIN 46 will have a material impact on its results of operations or financial position.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------

Recent accounting pronouncements (continued)
--------------------------------

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not expect the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

2.   Prepaid Expenses
     ----------------

In August 2002, the Company entered into a consulting agreement with Synergy International & Partners S.A., a Switzerland company, to provide the Company with public and investor relation services to investors throughout Europe, Asia and North America. The agreement requires the Company to make an $180,000 advance payment for the set up and organization of the market making facilities for the Investor Relation Program. Accordingly, the Company issued 2,000,000 shares of common stock at $0.07 per share with a value of $140,000 and agreed to pay the remaining balance of $40,000 in cash. These prepaid expenses are amortized monthly over a period of one (1) year. At December 31, 2002 prepaid expenses amounted to $105,000. The agreement expired in third quarter 2003 and was not renewed by the Company.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


3.   Property and Equipment
     ----------------------

Property and equipment at December 31, 2003 and 2002 consist of the following:

                                             2003              2002
                                         -----------       -----------

Office furniture and fixtures            $    10,069       $    57,810
Computer and manufacturing equipment         379,762           119,248
Leasehold improvements                        22,605             3,382
                                         -----------       -----------

Total property and equipment                 412,436           180,440
Less accumulated depreciation                (21,347)          (67,411)
                                         -----------       -----------
Total                                    $   391,089       $   113,029
                                         ===========       ===========

Depreciation expense for the years ended December 31, 2003 and 2002 was $9,113 and $4,015, respectively.

4.   Impairment of Long-Lived Assets
     -------------------------------

In June 2002, the Company announced that it would close its Butte, Montana, Zinc processing plant permanently and move its equipment to Denver, Colorado to process gold under the agreement with Consolidated Empire Gold, Inc. In 2002, property and equipment were reviewed by management in light of the decision to close the MR3 plant in Butte, Montana. The review indicated that MR3 manufacturing property and equipment were impaired, as determined based on the quoted market prices for similar assets. Consequently, the carrying value of MR3 property and equipment was written down and an impairment loss in the amount of $202,907 was included in operating expenses during the year ended December 31, 2002.

During 2003, management decided to terminate its agreement with Consolidated Empire Gold, Inc and performed a review of the remaining carrying value of MR3 property and equipment. The review indicated that the MR3 property and equipment was impaired. As a result, the Company recorded an impairment loss in the amount of $105,813, which was included in operating expenses during the year ended December 31, 2003.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


5.   Accrued Expenses
     ----------------

Certain officers and key employees of the Company agreed to defer a portion of their compensation (salaries and bonuses) earned during the years ended December 31, 2003 and 2002.

Accrued interest represents the interest earned on the outstanding notes payable balances at December 31, 2003 and 2002 due to shareholders and related parties.

Accrued expenses at December 31, 2003 and 2002 consist of the following:

                                            2003            2002
                                          ---------      ---------
            Deferred compensation         $ 181,443      $ 240,459
            Accrued interest                 50,341         11,560
            Accrued vacation                 27,886             --
            Accrued audit fees               34,000         50,000
            State income tax payable            800            800
                                          ---------      ---------
            Total                         $ 294,470      $ 302,819
                                          =========      =========

6.   Notes Payable
     -------------

The Company has entered into multiple loan agreements with its shareholders and other related parties.

In 2001, the Company had a 10% note payable with an outstanding principal balance of $119,644, which included accrued interest of $10,877.

In 2002, the Company reached an agreement with this note holder to modify the terms of the note. The note holder agreed to receive additional warrants convertible into 300,000 shares of the Company's common stock at an exercise price of $0.05 per share and the principal amount of the note was modified to include the accrued interest balance of $11,964. As a result, the amount of the note was modified to $131,608 to reflect the revised terms, and additional interest expense was recognized for the fair value of the warrants granted to obtain the note payable term modification. The Company charges included in the statement of operations for the year ended December 31, 2002 were $33,868.

In 2003, the Company recorded $13,161 of accrued interest and the note amount was modified to $144,769. The Company is seeking to renegotiate the agreement with the lender to modify the terms of the note.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


6.   Notes Payable (continued)
     -------------

In 2002, the Company issued $50,000 of 12% convertible subordinated notes to one of its shareholders, due on October 1, 2007. Interest is due and payable at maturity. The notes are convertible by the holders into shares of the Company's common stock at any time at a conversion price of $0.07 per share, which was greater than the fair value of the Company's common stock on the date of issuance. The notes are subordinated to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable at any time at the option of the Company at the principal amount plus accrued interest. The proceeds were primarily used for general corporate purposes. In February 2003, the Company issued another 12% convertible note in the amount of $15,000 to the same shareholder with a five-year maturity date.

In April 2003, the Company authorized two 12% convertible notes for $30,000 to two unrelated parties with a five- year maturity date.

During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. The total amount received from these notes as of December 31, 2002 amounted to $115,000. The total amount received from these notes during 2003 amounted to $349,500. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangement to the Empire note holders. The majority of note holders converted their principal and interest into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. The converted notes in 2003 amounted to $412,000. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with an annual interest rate of 12%. In addition, these note holders were granted 105,000 shares of the Company's common stock equal to the amount of warrants originally granted. As a consequence, the original warrants of these two note holders were subsequently cancelled. The outstanding balance on these notes at December 31, 2003 amounted to $52,500.

In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant. The Company received its first $250,000 of loan proceeds on October 14, 2003 and its second $250,000 of loan proceeds on December 17, 2003. The total outstanding balance on this note amounted to $500,000 at December 31, 2003.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


6.   Notes Payable (continued)
     -------------

In December 2003, the Company entered into a $100,000 promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back the full amount of the note plus any interest accrued at 12% per annum on or before April 15, 2004. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period. The outstanding balance on this note amounted to $100,000 at December 31, 2003.

Long-term notes payable at December 31, 2003 consisted of the following:

                                                                     2003
                                                                 ------------

      12% convertible subordinated debenture dated October
      2002, due October 2007 with interest due and payable
      on the maturity date, convertible into 714,286 of
      common stock at $0.07 per share at any time prior to
      maturity.                                                  $     50,000

      12% convertible subordinated debenture dated February
      2003, due February 2008 with interest due and payable
      on the maturity date, convertible into 214,286 of
      common stock at $0.07 per share at any time prior to
      maturity.                                                        15,000

      12% convertible subordinated debentures dated April
      2003, due April 2008 with interest due and payable on
      the maturity date, convertible into 300,000 of common
      stock at $0.10 per share at any time prior to maturity.          30,000

      12% note to a shareholder dated November 2002, due
      November 2007 with interest due and payable on first
      anniversary  date and  thereafter on a quarterly basis.          50,000

      12% note to a shareholder dated December 2002, due
      December 2007 with interest due and payable on first
      anniversary date and thereafter on a quarterly basis.             2,500

      14% promissory note to a private financing group in
      the principal amount of $1,250,000 with equity
      conversion features dated October 2003 and due March
      1, 2006.                                                        500,000

      Less: Unamortized discount                                     (145,903)
                                                                 ------------
      Total long-term notes payable                              $    501,597
                                                                 ============

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


6.   Notes Payable (continued)
     -------------

In conjunction with the issuance of the convertible notes in 2002 and 2003, the Company issued Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price that ranges from $0.03 to $0.07 per share. The total value allocated to the note warrants is being amortized to interest expense over the term of the notes. At December 31, 2003, the unamortized discount on the notes amounted to $145,903. All conversion features on the notes payable were priced at market value or greater at the time of issuance.

Long-term notes payable at December 31, 2002 consisted of the following:

                                                                     2002
                                                                 ------------

      12% convertible subordinated debenture dated October
      2002, due October 2007 with interest due and payable
      on the maturity  date, convertible into 714,286 of
      common stock at $0.07 per share at any time prior to
      maturity.                                                  $     50,000

      12% note to a shareholder dated November 2002, due
      November 2007 with interest due and payable on first
      anniversary date and thereafter on a quarterly
      basis.                                                           50,000

      12% note to a shareholder dated December 2002, due
      December 2007 with interest due and payable on first
      anniversary date and thereafter on a quarterly
      basis.                                                           15,000

      12% note to a shareholder dated November 2002, due
      November 2007 with interest due and payable on first
      anniversary date and thereafter on a quarterly basis.            50,000

      Less: Unamortized discount                                      (65,595)
                                                                 ------------
      Total long-term notes payable                              $     99,405
                                                                 ============

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


6.   Notes Payable (continued)
     -------------

Short-term notes payable at December 31, 2003 consisted of the following:

                                                                     2003
                                                                 ------------

      10% convertible note payable due on demand. Note
      holder has the option to convert the note into shares
      of common stock at $0.05 per share if the note becomes
      overdue.                                                   $    144,769

      12% promissory note with an officer and major
      shareholder in the amount of $100,000 dated December
      2003 and due by April 15, 2004.                                 100,000
                                                                 ------------

      Total short-term notes payable                             $    244,769
                                                                 ============

Short-term notes payable at December 31, 2002 consisted of the following:


                                                                     2002
                                                                 ------------

      10% demand convertible note, due January 2004 with
      interest and principal due and payable on maturity
      date. Note holder has the option to convert the note
      into shares of common stock at $0.05 per share if the
      note becomes overdue.                                      $    131,608

      Demand note payable, unsecured, interest at 10%.                 20,000

      Demand note payable to a shareholder, unsecured,
      interest at 10%.                                                  7,000
                                                                 ------------

      Total short-term notes payable                             $    158,608
                                                                 ============

Accrued interest on all these notes amounted to $50,341 and $11,560 at December 31, 2003 and 2002, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


7.   Capital Lease Obligation
     ------------------------

The Company leases laboratory equipment for its new lab in Massachusetts under a lease agreement that is classified as a capital lease. The cost of this leased equipment amounts to $200,425 and is included in property and equipment at December 31, 2003. Accumulated amortization of the leased equipment at December 31, 2003 amounted to $3,340. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of December 31, 2003 are as follows:

           Year ending December 31,                          Amount
           -------------------------------------------     ---------
           2004                                            $  64,046
           2005                                               63,761
           2006                                               58,448
                                                           ---------
           Total minimum lease payments                      186,255

           Less: Amount representing interest                (24,805)
                                                           ---------
           Present value of net minimum lease payments       161,450

           Less: Current maturities of capital lease
           obligation                                        (50,418)
                                                           ---------
           Long-term capital lease obligation              $ 111,032
                                                           =========

8.   Shareholders' Equity
     --------------------

Preferred Stock
---------------

The Company has one Series of preferred stock, Series A. The preferred stock is convertible to common stock on a one-for-one basis.

Dividend rights: Subject to the rights, preferences, privileges and restrictions of any other class or series of stock, the holders of outstanding shares of the Series A Preferred Stock shall be entitled to receive dividend, when, as and if declared by the Board of Directors out of any assets of the Company legally available, at the rate of $0.40 per share during the Company's fiscal year (as adjusted for any stock divisions, stock combinations, stock consolidations, stock distributions or stock dividends with respect to such shares), payable in preference and priority to any payment of any dividend on the Common Stock of the Company and payable as the Board of Directors may determine. The right to such dividend on the Series A Preferred Stock shall not be cumulative

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


8.   Shareholders' Equity (continued)
     --------------------

Preferred Stock (continued)
---------------

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

9.   Income Taxes
     ------------

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

                                         2003           2002
                                       --------        ------
            Current
               Federal                 $     --        $   --
               State                      2,400           800
                                       --------        ------
                                          2,400           800

            Deferred
               Federal                       --            --
               State                         --            --
                                       --------        ------
                                             --            --
                                       --------        ------

            Provision for income
              taxes                    $  2,400        $  800
                                       ========        ======

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


9.   Income Taxes (continued)
     ------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                      2003              2002
                                                   -----------      -----------
Deferred tax asset
  Net operating loss carryforward                  $ 3,445,338      $ 2,755,891
  Amortization of intangible assets                     23,892           23,892
  Deferred benefits and other accruals                  89,677          241,173
                                                   -----------      -----------
Total deferred tax asset                             3,558,907        3,020,956

Deferred tax liability
  Differences between book and tax
    depreciation                                        38,026           16,307
  State income tax benefit                            (145,271)         125,131
                                                   -----------      -----------
Total deferred tax liability                          (107,245)         141,438
                                                   -----------      -----------

Net deferred tax asset before valuation
  allowance                                          3,451,662        2,879,518
Less valuation allowance                            (3,451,662)      (2,879,518)
                                                   -----------      -----------
Net deferred tax asset                             $        --      $        --
                                                   ===========      ===========

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2003 and 2002 is as follows:

                                                             2003          2002
                                                            ------        ------

Income tax provision  (benefit) computed
  at federal statutory rate                               (34.00%)      (34.00%)

State income tax rate                                      (8.84%)       (8.84%)

Valuation allowance                                        42.65%        42.92%
                                                           -----         -----

Effective income tax rate                                   0.19%         0.08%
                                                           =====         =====

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


9.   Income Taxes (continued)
     ------------

At December 31, 2003 and 2002, the Company has available approximately $8,969,000 and $7,174,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2003 and 2002, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

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

The Company is committed under an operating lease agreement for its 3,699 square feet office and laboratory facility at 100 Cummings Center, Beverly, Massachusetts. The lease is for a period of three years beginning November 1, 2003 and expiring October 30, 2006. This lease requires monthly rental payments of approximately $6,432.

Future minimum lease payments required under this non- cancelable operating lease are as follows:

                      Years ending December 31,   Amount
                      -------------------------  ---------

                      2004                       $ 102,161
                      2005                          77,188
                      2006                          64,323
                                                  ---------
                      Total                       $ 243,672
                                                  =========

During 2002 and 2003 the Company rented on a month-to-month basis other facilities in Salem, Massachusetts and Butte, Montana, which were used as production and research and development facilities.

Total rent expense under all these operating leases for the years ended December 31, 2003 and 2002 amounted to $52,989 and $72,256, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


10.  Commitments and Contingencies (continued)
     -----------------------------

Environmental remediation
-------------------------

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

11.  Stock Options and Warrants
     --------------------------

The Board of Directors has granted management the authority to issue non-statutory stock options and/or warrants to employees, officers and consultants of the Company. As of December 31, 2003 and 2002, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant

Under this authority from the Board of Directors, no option may be exercised after the expiration date of ten years from the date of grant. There are two types of convertible securities: Non-Qualified Stock Options (NSO) and Warrants. NSO's and warrants may be granted to any eligible participant as determined by the management of the Company. The non-statutory stock options and warrants are for periods of four or five years.

         Stock options and warrants issued as of December 31, 2003 and 2002 are summarized as follows:

                                            2003                    2002
                                   ---------------------   ---------------------
                                                Average                  Average
                                                Exercise                Exercise
                                     Shares      Price       Shares      Price
                                   ----------   --------   ----------   --------

Outstanding at beginning of year    22,826,898    $0.11     14,965,657    $0.29
Granted                             31,920,997     0.19      8,740,741     0.05
Exercised                                   --       --        (50,000)   (0.03)
Forfeited/Cancelled                   (655,000)   (0.55)      (829,500)   (2.73)
                                   -----------    -----    -----------    -----
Outstanding at end of year          54,092,895     0.16     22,826,898    $0.11
                                   ===========    =====    ===========    =====
Exercisable at end of year          49,073,309    $0.16     22,826,898    $0.11
                                   ===========    =====    ===========    =====

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


11.  Stock Options and Warrants (continued)
     --------------------------

The following table presents information about stock options and warrants granted during the years ended December 31, 2003 and 2002 where the exercise price of some options and warrants differed from the market price of the Company's stock on the grant date:

                                                           Weighted
                                                            Number      Average
                                                           of Shares    Exercise
                                                            Granted      Price
                                                           ---------    --------
Year ended December 31, 2002:

Exercise price equals market value                         3,500,667     $0.03
Exercise price greater than market value                   4,091,741      0.08
Exercise price less than market value                      1,148,333      0.01
                                                           ---------     -----
Total granted during year                                  8,740,741     $0.05
                                                           =========     =====

Year ended December 31, 2003:

Exercise price equals market value                         3,849,997     $0.10
Exercise price greater than market value                  28,071,000      0.20
Exercise price less than market value                             --        --
                                                          ----------     -----
Total granted during year                                 31,920,997     $0.19
                                                          ==========     =====

FASB Interpretation No. 44 of APB-25 Relating to Transactions Involving Stock Compensation
-----------------------------------------------------------------------------

Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2003 and 2002, compensation cost has been recognized for its stock options and warrants granted to outside third parties.

Independent Consultant Stock Options and Warrants
-------------------------------------------------

During the years ended December 31, 2003 and 2002, the Company's board of directors approved the grant of stock options or warrants to various independent consultants to purchase an aggregate of 1,310,800 and 1,483,280 shares of its common stock, respectively. These options have an exercise price of $0.10 to $0.25 in 2003 and $0.02 to $0.07 in 2002. All of these options or warrants shares were vested immediately. As a result, the Company recorded $25,800 and $32,613 in compensation expense, which is included in outside services and professional fees in the statements of operations, at December 31, 2003 and 2002, respectively. These options or warrants were not issued as part of any of the Company's Stock Option Plans.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


11.  Stock Options and Warrants (continued)
     --------------------------

Independent Consultant Stock Options and Warrants (continued)
-------------------------------------------------

The following table summarizes information about options and warrants outstanding at December 31, 2003:

                                                                  Warrants and Options
                       Warrants and Options Outstanding                Exercisable
                     --------------------------------------     -------------------------
                       Number        Weighted                     Number
                     Outstanding     Average       Weighted     Exercisable      Weighted
                        as of        Remaining     Average         as of         Average
   Range of          December 31,   Contractual    Exercise     December 31,     Exercise
Exercise Prices         2003            Life        Price          2003           Price
---------------      ------------   -----------    --------     ------------     --------
$     0.01-0.03         5,065,667       3.55       $  0.02         5,065,667     $  0.02

$     0.05-0.07         5,085,715       3.74       $  0.06         5,085,715     $  0.06

$        0.10          21,088,828       2.93       $  0.10        18,768,825     $  0.10

$     0.12-0.25        14,038,521       3.69       $  0.21        12,038,521     $  0.22

$     0.35-0.41         8,384,999       3.75       $  0.36         7,685,416     $  0.36

$     0.50-0.53           379,165       1.97       $  0.50           379,165     $  0.50

$     1.00-4.00            50,000       0.07       $  1.00            50,000     $  1.00
                       ----------                                 ----------
                       54,092,895                  $  0.16        49,073,309     $  0.16
                       ==========                                 ==========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


11.  Stock Options and Warrants (continued)
     --------------------------

Independent Consultant Stock Options and Warrants (continued)
-------------------------------------------------

The following table summarizes information about options and warrants outstanding at December 31, 2002:

                                                                  Warrants and Options
                       Warrants and Options Outstanding                Exercisable
                     --------------------------------------     -------------------------
                       Number        Weighted                     Number
                     Outstanding     Average       Weighted     Exercisable      Weighted
                        as of        Remaining     Average         as of         Average
   Range of          December 31,   Contractual    Exercise     December 31,     Exercise
Exercise Prices         2003            Life        Price          2003           Price
---------------      ------------   -----------    --------     ------------     --------
$     0.01-0.03         5,065,667       4.55       $  0.02         5,065,667     $  0.02

$     0.05-0.07         3,142,857       4.55       $  0.07         3,142,857     $  0.07

$        0.10          11,291,638       2.70       $  0.10        11,291,638     $  0.10

$     0.12-0.25         2,669,000       3.12       $  0.19         2,669,000     $  0.19

$     0.38-0.40           250,000       1.81       $  0.39           250,000     $  0.39

$     0.50-0.53           307,736       2.48       $  0.50           307,736     $  0.50

$     1.00-4.00           100,000       0.62       $  2.50           100,000     $  2.50
                       ----------                                 ----------
                       22,826,898                  $  0.11        22,826,898     $  0.11
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

Under APB-25, the cost of compensation is measured by the excess of the fair market price of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $11,483 in 2002 for options and warrants granted below fair market value.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


11.  Stock Options and Warrants (continued)
     --------------------------

Independent Consultant Stock Options and Warrants (continued)
-------------------------------------------------

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                              2003             2002
                                         -------------    ------------
      Net Loss:
        As reported                      $ (1,648,721)    $ (1,011,350)
        Pro forma                        $ (1,846,772)    $ (1,121,314)

      Basic and diluted loss per
      common share
        As reported
          Basic                          $      (0.03)    $     (0.02)
          Diluted                        $      (0.03)    $     (0.02)
        Pro forma
          Basic                          $      (0.04)    $     (0.03)
          Diluted                        $      (0.04)    $     (0.03)

Options/warrants are generally granted at prices equal to the current fair value of the Company's common stock at the date of grant. All options and warrants granted during the years ended December 31, 2003 and 2002 vested immediately.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 4.9%, and expected life of 5 years; 2002: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.9%, and expected life of 5 years. The weighted-average fair value of options and warrants granted were $0.07 and $0.03 for 2003 and 2002, respectively.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


11.  Stock Options and Warrants (continued)
     ---------------------------

Options and warrants repricing
------------------------------

Sharp declines in the market price of the Company's common stock during 2002 resulted in many outstanding employee stock options and warrants being exercisable at prices that exceeded the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using such equity incentives to motivate and retain management and employees, the Company's board of directors (the Board) determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options and warrants at a price equal to the fair market price since the decline.

In 2002, the Company's Board decided to reprice options and warrants to purchase 766,667 shares, which were granted during 1999 at $0.10 per share, and the options and warrants were repriced at $0.01. All other terms of the repriced options and warrants remained unchanged. The Company did not reprice options or warrants during 2003.

In 2003, the Company recorded $85,475 of compensation expense resulting from the repricing of options and warrants in prior years. The pro forma disclosures include compensation cost for the incremental fair value resulting from such modifications on options and warrants granted to employees.

12.  Related Party Transactions
     --------------------------

In January 2003, the Company granted Mr. Jody Sitkoski, Vice President, one million (1,000,000) warrants to purchase common shares of the Company's common stock at a price of five cents ($0.05) per share and two million (2,000,000) warrants to purchase common shares of the Company's common stock at a price of fifteen cents ($0.15) per share. One million of the warrants vested immediately and the balance of two million warrants vest as of December 31, 2005.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


12.  Related Party Transactions (continued)
     --------------------------

Either the Company or the employed party may terminate the agreement with without cause or reason with 60-calendar days' written notice to the other party. Upon termination of the employee's agreement by the Company without cause, the Company is obligated to pay the employee his then base salary for six
(6) months at the rate of the base salary then in effect, which six month period shall begin on the effective date of the termination. As further consideration for entering into the employment agreement, Mr. Reis was granted 1,000,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of ten cents ($0.10) for a five-year period. Mr. Rotter was granted 3,000,000 warrants, vesting immediately, at a price of $0.10 for a five-year period. Mr. Rotter was also granted an additional 3,000,000 warrants at a price of $0.10 for a five-year period, which vest at a rate of 83,334 warrants per month for the three-year term of the agreement. Deferred compensation for Randall S. Reis, which is included in accrued expenses, amounted to $18,878 and $6,176 for the years ended December 31, 2003 and 2002, respectively. Deferred compensation for Bradley N. Rotter, which is included in accrued expenses, amounted to $57,000, for the year ended December 31, 2003.

In June 2003, the Company entered into a three-year employment agreement with Dr. Irving DeVoe, who is employed as Chief Scientist and is the inventor of the MR3 technology. The agreement specifies an annual salary of $120,000 for Dr. DeVoe, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Dr. DeVoe receives an automobile allowance of $500 per month and is reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. The Company is obligated to pay Dr. DeVoe an annual royalty equal to 5% of the net profits of the Company received from the sale or utilization of its MR3 technologies during each of the Company's fiscal years ending December 31. Such royalties shall be paid on or before January 31 of each year covered by the agreement, and shall terminate once a cumulative total of $2,500,000 in royalties has been paid to Dr. DeVoe. The agreement further specifies that Dr. DeVoe may not compete with the Company or any of its affiliates in the offer, sale or marketing of products or services that are competitive with the products or services offered by the Company, during the term of the agreement or for a six month period following termination of the agreement. Deferred compensation for Dr. Irving DeVoe, which is included in accrued expenses, amounted to $32,500 and $64,000 for the years ended December 31, 2003 and 2002, respectively.

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


12.  Related Party Transactions (continued)
     --------------------------

In November 2003, the Company granted John K. Burns, President and Chief Operating Officer, 1,000,000 warrants to purchase common shares of the Company's stock at a price of thirty-five cents ($0.35) per share over a five-year period.

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

13.  Subsequent Events
     -----------------

The Company received its third $250,000 of loan proceeds on February 4, 2004 bringing its total borrowings under the $1,250,000 credit facility to $750,000 (See Note 6).

Effective February 26, 2004 the Company amended its agreement with Linsa Associates, Ltd. ("Linsa") to reduce the restricted areas under Section 1.3 of the agreement from thirty-six jurisdictions to two (Taiwan and Egypt) including, however, any transactions done outside of a restricted area with subsidiaries or affiliates of companies headquartered within a restricted area, provided that Linsa is transacting business with such companies within the restricted area at the time of any such outside transaction.