Form 10QSB
period 2004-03-31
MR3 SYSTEMS INC
filed 2004-05-17
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-32343


                                MR3 Systems, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              62-0259003
-------------------------------                              -------------------
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

                               Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                 Class                          Outstanding as of March 31, 2004

        Common Stock, $.01 par value                       61,553,468

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements............................................... 03

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 10

Item 3.  Controls and Procedures............................................ 16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Changes In Securities.............................................. 17

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 4.  Submission of Matters to a Vote of Securities Holders.............. 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................... 18

         SIGNATURES......................................................... 19

                                     PART I

Item 1.  Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
           March 31, 2004 (Unaudited) and December 31, 2003 (Audited)


                                                       2004            2003
                                                   ------------    -------------
ASSETS
Current assets:
Cash                                               $    122,814    $    288,674
                                                   ------------    ------------
Total current assets                                    122,814         288,674
                                                   ------------    ------------

Non-current assets
Property, equipment and leaseholds, net of
  accumulated depreciation and amortization             522,693         391,089
Deposits                                                 18,302          21,497
                                                   ------------    ------------
Total non-current assets                                540,995         412,586
                                                   ------------    ------------
TOTAL ASSETS                                       $    663,809    $    701,260
                                                   ============    ============

LIABILITIES

Current liabilities
Accounts payable                                   $    302,045    $    417,371
Payroll taxes payable                                   173,865         179,739
Accrued expenses                                        351,126         294,470
Note payable                                             84,254          84,254
Capital lease obligation                                 51,417          50,418
Short term notes payable                                244,769         244,769
                                                   ------------    ------------
Total current liabilities                             1,207,476       1,271,021
                                                   ------------    ------------

Long-term liabilities
Long term notes payable                                 760,476         501,597
Capital lease obligations                                93,607         111,032
                                                   ------------    ------------
Total long-term liabilities                             854,083         612,629
                                                   ------------    ------------
TOTAL LIABILITIES                                     2,061,559       1,883,650
                                                   ------------    ------------

SHAREHOLDERS' DEFICIT
Common stock: 100,000,000 shares authorized;
  par value $0.01 issued and outstanding
  61,553,468 and 60,334,897 shares in
  2004 and 2003 respectively                            615,535         603,350
Preferred stock: 5,000,000 shares authorized;
  par value $0.01 Series A, Convertible
  1,250,000 shares authorized; issued and
  outstanding 237,464 shares in 2004 and 2003;
  liquidation preference $4.00 per share                  2,375           2,375
Additional paid-in capital                            9,360,472       8,943,422
Accumulated deficit                                 (11,376,132)
                                                   ------------    ------------
Total shareholders' deficit                          (1,397,750)     (1,182,390)
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $    663,809    $    701,260
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.
                                MR3 Systems, Inc.
                            Statements of Operations
               For the three months ended March 31, 2004 and 2003

                                                  (Unaudited)       (Unaudited)
                                                     2004              2003
                                                 ------------      ------------
Income
Sales                                            $         --      $         --
Cost of goods sold                                         --                --
                                                 ------------      ------------
Gross margin                                               --                --
                                                 ------------      ------------

Operating Expenses
Development expenses                                   97,186            82,689
Office expenses                                        28,308             5,115
Personnel expenses                                    183,171            51,357
Outside services and professional fees                253,145           116,397
Rent                                                   25,329             8,141
Depreciation                                            9,621             1,004
                                                 ------------      ------------
Total operating expenses                              596,760           264,703
                                                 ------------      ------------

Other (Income) and Expenses
Interest (income) and expense                          48,700            21,667
Other (income) and expense                               (865)               --
                                                 ------------      ------------
Total other (income) and expense                       47,835            21,667

Net loss before taxes                                (644,595)         (286,370)

Provision for income taxes                                 --             2,306
                                                 ------------      ------------
Net loss                                         $   (644,595)     $   (288,676)
                                                 ============      ============

Loss per share:
Basic - continuing operations                    $      (0.01)     $      (0.01)
Diluted - continuing operations                  $      (0.01)     $      (0.01)

Weighted average number of shares:
Basic                                              60,491,380        48,456,538
Diluted                                            60,491,380        48,456,538

   The accompanying notes are an integral part of these financial statements.
                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(644,595)   $(288,676)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Depreciation and amortization                                9,621        1,004
Amortization of warrant issuance                             8,879        3,910
Compensation expenses stock warrants granted               193,610       19,254

Changes in assets and liabilities
Prepaid expenses and deposits                                3,195       10,833
Accounts payable                                          (115,326)       5,545
Payroll taxes payable                                       (5,874)       5,327
Accrued expenses                                            56,656       70,213
                                                         ---------    ---------
Net cash used by operating activities                    $(493,834)   $(172,320)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                       $(141,225)   $    (526)
                                                         ---------    ---------
Net cash used by investing activities                    $(141,225)   $    (526)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-shareholders                 $ 250,000    $ 152,000
Payments on capital lease obligations                      (16,426)          --
Proceeds from sale of common stock and warrants            235,625       18,501
                                                         ---------    ---------
Net cash provided by financing activities                $ 469,199    $ 170,501
                                                         ---------    ---------
Increase (decrease) in cash and short-term investments   $(165,860)   $  (2,345)
                                                         ---------    ---------
Balance at beginning of period                             288,674       12,496
                                                         ---------    ---------
Balance at end of period                                 $ 122,814    $  10,151
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)

                                   (Continued)


                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                               2003        2002
                                                             ---------   -------

Supplementary disclosures:

Cash paid for interest                                       $      --   $    --
                                                             =========   =======
Cash paid for taxes                                          $      --   $    --
                                                             =========   =======

Supplemental Schedule of Noncash
Investing and Financing Activities:

Conversion of notes payable into common stock                $      --   $    --
                                                             =========   =======

Conversion of accrued interest into common stock             $      --   $    --
                                                             =========   =======

Compensation expense on stock options and warrants granted   $ 193,610   $19,524
                                                             =========   =======

 Amortization of warrant issuance                            $   8,879   $ 3,910
                                                             =========   =======

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003


Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the annual report on 10-KSB, have been omitted. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003 previously filed with the Commission on February 10, 2004, and any subsequent amendments made thereto.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Issuance of Stock and Derivative Securities

         In first quarter 2004, the Company sold 1,150,000 common shares to five accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 1,150,000 with a conversion price of $0.50 per share.

         In first quarter 2004, the Company issued 15,000 common shares pursuant to the exercise of warrants at a price of $0.375 per share. The Company also issued 53,571 common shares to an investor pursuant to a correcting adjustment in connection with the private sale of securities in 2003. The Company further issued 53,571 warrants at a conversion price of $0.50 per share as a correcting adjustment from the prior year.

         In first quarter 2004, the Company issued 800,000 warrants to three independent consultants or advisors for a five-year term at prices ranging from $0.30 to $0.37 per share. In addition, the Company granted 1,000,000 warrants to a key employee for a five-year term at a conversion price of $0.38. The 1,000,000 warrants vest equally over a twenty-four month period.

Note 3.  Stock Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                          Three Months ended
                                                               March 31,
                                                        -----------------------
                                                          2004          2003
                                                        ---------     ---------

Net Loss                                                $(644,595)    $(288,676)
Add: Stock-based employee & non-employee
     compensation expenses included in
     reported net loss                                    193,610        19,524

Deduct: Stock-based employee & non-employee
        compensation expense determined under
        fair value based method for all awards           (199,656)      (16,000)
                                                        ---------     ---------
        Pro forma                                       $(650,641)    $(285,152)
                                                        =========     =========

Net loss per share - basic and diluted
  As reported                                           $   (0.01)    $   (0.00)
  Pro forma                                                 (0.01)        (0.00)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                               Three Months ended March 31,
                                             --------------------------------
                                                 2004                2003
                                             -------------        -----------

Risk-free interest rates                     4.24% - 4.59%        4.22%-4.33%
Expected lives (in
years)                                             5                   5
Dividend yield                                     0%                  0%
Expected
volatility                                        40%                 50%

Note 4.  Subsequent Events

         On April 04, 2004, Mr. John K. Burns, President and Director, notified the Company of his intent to resign his corporate positions with the Company effective April 9, 2004. The resignation was not related to any disagreement or other discord with the Company or its management. Mr. Burns will continue to provide senior consultant services to the Company on a mutually agreed upon basis. During his executive management tenure with the Company, Mr. Burns was not compensated with a salary, but was issued 1,000,000 warrants to purchase common shares of the Company.

         Mr. Bradley N. Rotter joined the Company as President in April 2003 and then assumed the role of Chief Executive Officer and Director in November 2003. Mr. Rotter has elected to resign his executive position as CEO of the Company, effective in April 2004, but will remain as a Director of the Company for the remainder of his annual term or until a successor is chosen and elected. Mr. Rotter's resignation is not related to any discord or disagreement with the policies of the Company. Mr. Rotter continues to be a substantial shareholder of the Company and will continue to provide advisory services to the Company in business and corporate financing matters.

         Dr. William C. Tao was hired as the Chief Executive Officer of the Company effective April 12, 2004 pursuant to an employment agreement with the Company, the terms of which have not been finalized as of this date. Dr. Tao was subsequently appointed as a director of the Company to serve for the remainder of an annual term or until his successor is elected or appointed.

         In May of 2004, the Company entered into an agreement with Fluor Hanford ("FH") and the United States Department of Energy to provide a metals recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. The purchase agreement calls for FH to pay the Company a total of $380,000 in three milestone payments during 2004. Lack of a successful treatability test could result in the forfeiture of final milestone payments and the payment by the Company of certain other rebates.

Item 2.  Management's Discussion and Analysis and Plan of Operation

         Forward Looking Statements

         The following discussion of our financial condition and results of operation should be read in conjunction with the Company's annual report on Form 10-KSB for the period ending December 31, 2003 and with the attached financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

         Overview

         MR3 Systems, Inc. is a provider of custom biomimetic (mimicking nature) solutions for metals-related problem applications and precious metal opportunities. MR3's objective is to provide systems that deliver the lowest total capital and operating costs of ownership, with the highest value added systems that separate and recover individual difficult/valuable metals and elements, one from another in continuous series. MR3 has targeted its chelation driven technology to chemically process and separate soluble metals and elements found primarily in mining ores and concentrates, industrial effluents, hazardous wastes, complex metals sources and other aqueous solutions. Certain applications may require MR3 to pretreat the specific metal application to create a liquor base for treatment and to optimize extraction results. MR3 may provide its custom solutions utilizing its own unique media applications or in concert with third party strategic partners. MR3 approaches each problem or opportunity with a custom driven solution based on MR3's technical evaluation of each unique situation and the characteristics of the particular metal laden application.

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

         MR3 Systems plans to license its technology for use in mining, industry and environmental remediation. MR3 believes its technology has a wide range of applications in numerous vertical markets. MR3's technology has many applications including: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites including nuclear related sites. The Company's strategy is to either license its proprietary technology to third parties for use in individual applications or directly implement the technology under operations controlled by the Company or through joint ventures with other entities. The metals and specialty chemical products, if any, produced by the Company will likely be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology. At present, the Company does not have any production facilities operational at a commercial processing level.

         Plan of Operation

         In first quarter 2004, the Company continued to develop opportunities for the separation and recovery of metals from precious metals mining sources and other viable metals-related environmental remediation prospects. Management entered into discussions with both domestic and international candidates for its metals extraction and recovery services and specialty chemical production. In addition, the Company entered into discussions with several prospects in the nuclear industry with a focus on environmental remediation projects. In May of 2004, the Company entered into an agreement with Fluor Hanford ("FH") and the United States Department of Energy to provide a metals recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. The purchase agreement calls for FH to pay the Company a total of $380,000 in three milestone payments during 2004. Lack of a successful treatability test could result in the forfeiture of final milestone payments and the payment by the Company of certain other rebates. The Fluror Hanford agreement is provided herein as exhibit 10.1 to this quarterly report.

         In anticipation of the need for working capital to provide marketing, preliminary sample testing, project validation and implementation services related to the aforementioned prospective projects, the Company initiated a private placement in first quarter with a limited number of accredited investors for total anticipated proceeds of up to $2,500,000. In first quarter 2004, the Company received approximately $230,000 pursuant to the private placement.

         In fiscal year 2003, the Company raised approximately $1,300,000 pursuant to various notes, convertible debentures and the private sale of securities to qualified investors. The funds have primarily been used to retire past liabilities, make payments on "long-lead" equipment being generated for MR3 technology processing plants, and for general working capital. Management does not deem the funds received in fiscal year 2003 and first quarter 2004 to be sufficient to satisfy its cash requirements for the next twelve-month period if the Company is to aggressively follow its current business strategy. However, if the Company receives the balance of the approximately $2,250,000 allocated under the aforementioned private placement, then management believes that the Company can reasonably meet its anticipated operating requirements through the balance of 2004 and beyond. The primary and most significant expenditures for 2004 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to its current operating agreements.

         The Company intends to meet its ongoing cash requirements for 2004 and beyond through a combination of funding sources including, but not limited to private placements, debt instruments with private parties, sales of technology licenses and anticipated revenues generated from contractual applications of its technology. Management can provide no assurance that any funds will be derived from such sources, but reasonably believes that it will be successful in doing so. Management intends to adjust its monthly rate of expenditures proportional to its cash reserves and funds raised over the next twelve months. In addition, potential revenues derived from its technology related engineering and consulting fees, are expected to supplement the cash reserves of the Company.

         In October 2003, the Company arranged a $1,250,000 credit facility with High Stakes Capital LLC--a private equity and financing group--to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. To date, the Company has received an aggregate total of

$750,000 pursuant to this financing vehicle. The location of the first processing plant, not including the aforementioned Fluror Hanford project, will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project-specific validation, and processing of precious metal-bearing concentrates from domestic sources (primarily from the western portion of the United States). The Company will also use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

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

         Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design. The Company has selected a contractor--Toltec Engineering Services, LLC of Payson, Arizona--to fabricate its unique MR3 related equipment (e.g. modules, tanks, pumps, flow transmitters, etc.) and has submitted its initial order, valued at approximately $262,000, for long lead time hardware. The Company is also exploring other potential vendors for the manufacture of its systems, and believes that there are sufficient other sources for such construction.

         The Company has also established strategic relationships with mining and engineering consulting firms--such as Arrakis, Inc. and SRK Engineering--to assist the Company in its pre-engineering, assessment activities and fine-tuning of its process technology to commercial operating levels. The Company is leveraging its strategic relations with its industrial consultants and its personal network to create visibility for the Company in the mining, metals and environmental remediation industries. In addition, the Company plans on increasing exposure to the Company by participation and exhibiting at industry related trade shows, such as the Prospectors and Developers Association of Canada ("PDAC"). Management will feature at such trade shows the benefits of the MR3 Technology, as well as discussing results of its laboratory testing of the technology, pre-engineering economics and service/pilot agreements available to prospective clients.

         SRK has recently completed an independent engineering and review analysis of the MR3 hydrometallurgical metals separation and purification process. This report provides detailed engineering drawings and costs for the equipment and components necessary to deploy the MR3 process. It also indicates the favorable economics of the MR3 process applied in recovering gold, which was the focus of this review. Management believes that this report, issued by one of the mining industry's leading engineering firms should be particularly beneficial to MR3 in its efforts to license and partner with the larger gold mining producers. SRK has discussed with certain of its clients the applicability of the MR3 process as a solution for a number of metallurgical requirements involving the separation of Au, Cu, Zn, Se, Ra, U, Ga and Ge from a variety of materials. The report will be made available to only qualified candidates for the Company's technology.

         The Company is also presently evaluating a strategy whereby it would place a "mobile" processing plant on site with a prospective user of its MR3 Technology for a limited period of time. The Company may not charge the prospective client a fee for use of the processing plant at the time of placement so that user may validate their specific application of the technology with no risk or material cost. The Company may, however, elect to charge the client for supplemental materials such as reagents or MR3 unique media. If the processing plant is deemed to be acceptable for the prospective client's requirement, the Company would then sell, lease or otherwise enter into a revenue sharing arrangement for use of the plant. If the application is not deemed to be practical, then the Company would move the plant to another prospective client location.

         Management is in discussion with six prospects for the processing of precious metal concentrates from their source locations. In addition, management is reviewing prospects for specialty chemical production in two international locations and two nuclear-related domestic environmental remediation projects. The Company is currently evaluating source samples from certain of these aforementioned parties to determine the viability of the project application and is in various stages of negotiation with regards to structuring related compensation agreements. With the exception of the Fluror Hanford project, the Company has not obtained a firm contractual commitment for its services from these other prospective sources. The operations of any MR3 processing facility is not expected to be labor intensive and accordingly management expects to hire only a limited number of additional employees, if any, in association with each of these projects.

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

         The Company's licensing activities are directed toward three primary sectors--mining, industrial and environmental. The Company's direct effort in identifying mining related prospects has yielded numerous interested parties. The Company's preliminary strategy is to price its licensing fees in the range of $3 million for an initial site master license with an option to expand to additional site licenses at $1 million each. However, management cannot provide any guarantees that such a license-pricing model will be acceptable to prospective clients.

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

         Pursuant to its revamped business strategy, the Company elected to strengthen its technical management team over the last fifteen months, through the hiring of qualified individuals in related technical fields. The Company added a vice president of environmental remediation, a vice president of operations and information systems, a chief metallurgist & research chemist and a senior consulting engineer for mining related matters. In April 2004, the Company hired Dr. William C. Tao, as its Chief Executive Officer. Dr. Tao is an entrepreneur and technologist with twenty-four years of business and technical experience including, but not limited to the chemical, environmental and nuclear-related industries. Dr. Tao has extensive experience in structuring strategic partnerships and commercial ventures within the energy, petroleum, transportation and materials application markets for both the public and private sector. From 1990 to 1997, Dr. Tao served in multiple positions and capacities with the Lawrence Livermore National laboratory in Livermore, California. These positions included, but were not limited to Program Manager for Nuclear Weapons Surety, Program Development for Director's Program office and Director-International Program Development. Dr. Tao holds two B.S. degrees in Chemical Engineering and Nuclear Engineering from University of California at Berkeley, and an M.S. degree in Chemical Engineering and Ph.D. degrees in Chemical Physics and Chemical Engineering from Stanford University. He has authored over 45 journal articles and served as editor for two Symposium Series on Shock Physics and Specialty Materials.

         Results of Operations

         Three Months Ended March 31, 2004 ("First Quarter of 2004") and Three Months Ended March 31, 2003 ("First Quarter of 2003")

         The Company did not generate any revenues from operations for the three-month period ended March 31, 2004 or for the three-month period ended March 31, 2003. In fiscal year 2003 and through first quarter 2004, management carried out the assessment of new opportunities for the migration of MR3's technology to other more lucrative metal-related industries including, but not limited to the precious metals mining industries, specialty chemical production applications, and nuclear remediation projects and applications. The Company also elected to discontinue mining industry related agreements in 2003 that it deemed to be impractical or not cost effective.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold for the first three months of 2004 or 2003, as it did not conduct revenue-generating operations during those two periods.

         Total operating expenses for the first quarter of 2004 amounted to $596,760 compared with $264,703 for the first quarter of 2003, an increase of 125%. This increase is primarily attributed to increases in personnel expenses and outside services and professional fees in first quarter 2004. Personnel expenses increased by $131,814 in the first three months of 2004 compared with the same period in 2003. Personnel expenses increased due to the addition of staff related to the expansion of the Company's operating and development activities in anticipation of securing and carrying out new business opportunities for the Company. Outside services and professional fees increased by $136,748 in the first three months of 2004 compared with the same period in 2003. Outside services and professional fees in first quarter 2004 include approximately $193,610 in compensation expense to outside consultants and advisors related to the issuance of warrants and the accounting effects of warrants and options repriced in prior periods.

         The Company's development expenses increased $14,497 in first quarter 2004 compared with first quarter 2003 as the Company continued to advance its technology and further adapt it to current opportunities being assessed by its technical staff. Rent expense amounted to $25,329 in first quarter 2004, a $17,188 increase over the same period in 2003, due in large part to the Company recording a full quarter of expenses for its new Beverly, Massachusetts Technical Support Center. Depreciation expense amounted to $9,621 in first quarter 2004, an $8,617 increase over the prior period due to the addition of property and equipment in fiscal year 2003 and first quarter of 2004.

         Interest expense amounted to $48,700 for the first three months of 2004 compared with $21,667 for the first three months of 2003. This $27,033 increase is primarily attributed to the addition of certain note payables and credit facilities arranged by the Company in fiscal year 2003.

         The Company had a net loss of $644,595 for the first quarter of 2004 compared with a net loss of $288,676 for the first quarter of 2003. This 123% increase for the first quarter of 2004 is attributed to the increase in operating expenses incurred by the Company in ramping up its business development and operational activities pursuant to its reconfigured business strategy, as well as the accounting effect of recording compensation expense related to warrants and options.

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

         At March 31, 2004, the Company had a working capital deficit of $1,084,662 compared with a working capital deficit of $982,347 at December 31, 2003. This 10.4% increase in working capital deficit is primarily attributed to the decline in cash used for operations at the end of first quarter 2004 from year-end 2003 amounts.

         At March 31, 2004 had total assets of $663,809 and total shareholders' deficit of $1,397,750 compared with total assets of $701,260 and shareholders' deficit of $1,182,390 at December 31, 2003. The 5.3% decrease in total assets over the two periods noted above is attributed to the decline in cash during first quarter 2004. Notable uses of cash during the period included, but was not limited to the retirement of accounts payable, payments made on capital lease obligations, payments made to Toltec Engineering for the fabrication of MR3 technology processing equipment, and payments made to the Montana Department of Environmental Quality in connection with a settlement agreement with the agency. The 18.2% increase in total shareholders' deficit over the two periods noted above is attributed the increase in operating expenses related to the Company's intensified business activities in first quarter 2004.

         For the three-month period ended March 31, 2004 and 2003, net cashed used by operating activities totaled, $493,834 and $172,320, respectively. The increase in net cash used for operating activities in first quarter 2004 is attributed to the expanded business activities of the Company during the period.

         For the three-month period ended March 31, 2004 and 2003, net cash used by investing activities amounted to $141,225 and $526, respectively. Cash used by investing activities relates to the purchase of equipment and property in the noted periods.

         For the three-month period ended March 31, 2004 and 2003, net cash provided by financing activities totaled $469,199 and $170,501, respectively. The Company realized cash in the two periods from such financing activities as the private sale of common stock, exercise of warrants, note payables and other debt instruments.

         During the balance of fiscal year 2004, the Company expects to meet its cash and working capital needs primarily from cash generated from operations, prospective license sales, the private sale of its securities, convertible debt instruments, note payables and credit facilities with private lenders.

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

Item 2.  Changes In Securities

         In first quarter 2004, the Company sold 1,150,000 common shares to five accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 1,150,000 with a conversion price of $0.50 per share.

         In first quarter 2004, the Company issued 15,000 common shares pursuant to the exercise of warrants at a price of $0.375 per share. The Company also issued 53,571 common shares to an investor pursuant to a correcting adjustment in connection with the private sale of securities in 2003. The Company further issued 53,571 warrants at a conversion price of $0.50 per share as a correcting adjustment from the prior year.

         In first quarter 2004, the Company issued 800,000 warrants to three independent consultants or advisors for a five-year term at prices ranging from $0.30 to $0.37 per share. In addition, the Company granted 1,000,000 warrants to a key employee for a five-year term at a conversion price of $0.38. These 1,000,000 warrants vest equally over a twenty-four month period.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2004.

Item 5.  Other Information

         Mr. John K. Burns joined the Company as President and Director in November 2003 after serving the Company as a senior consultant for the previous six months. Mr. Burns assisted the Company in defining its strategic direction, project planning, and relationships within the mining industry. On April 04, 2004, Mr. Burns notified the Company of his intent to resign his corporate positions with the Company effective April 9, 2004. The resignation was not related to any disagreement or other discord with the Company or its management. Mr. Burns advised the Company that his independent director responsibilities with other public and non-public entities, as well as other ongoing consultant duties made it impossible for him to carry out his corporate governance obligations and executive management functions with the Company to his satisfaction. Mr. Burns will continue to provide senior consultant services to the Company. During his executive management tenure with the Company, Mr. Burns was not compensated with a salary, but was issued 1,000,000 warrants to purchase common shares of the Company at a conversion price of $0.35 per share.

         Mr. Bradley N. Rotter joined the Company as President in April 2003 and then assumed the role of Chief Executive Officer and Director in November 2003 with the appointment of Mr. John K. Burns as President. Mr. Rotter came to the Company with an extensive background as an entrepreneur and active participant the capital and commodity markets. Mr. Rotter has been a substantial shareholder in the Company since 2001. Mr. Rotter assumed an executive officer role with the company to facilitate developing a cohesive and cogent commercial strategy for the MR3 Technology, as well securing adequate private financing--in which he personally participated--to fund implementation of the strategy. After achieving these objectives in 2004, Mr. Rotter has elected to resign his CEO position with the Company, effective in May 2004, and turn over such responsibilities to an executive, Dr. William C. Tao, schooled and experienced in the technical and business markets targeted by the Company. Mr. Rotter will remain as a director of the Company for the balance of his annual term or until a successor is elected or appointed. Mr. Rotter's resignation as CEO is not related to any discord or disagreement with the policies of the Company. Mr. Rotter will continue to provide advisory services to the Company in business and corporate financing matters.

         Dr. William C. Tao was hired as the Chief Executive Officer of the Company effective April 12, 2004 pursuant to an employment agreement with the Company, the terms of which have not been finalized as of this date. Dr. Tao was subsequently appointed as a Director of the Company to serve for the remainder of a one-year term or until his successor is elected or appointed.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


         10.1     Purchase agreement with Fluror Hanford dated May 4, 2004.

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the three-month period ended March 31, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MR3 Systems, Inc.


Date: May 14, 2004                           By: /s/ RICHARD H. JANNEY
                                                 -------------------------------
                                                 Richard H. Janney
                                                 Chief Financial Officer



Date: May 14, 2004                           By: /s/ WILLIAM C. TAO
                                                 -------------------------------
                                                 William C. Tao
                                                 Chief Executive Officer