Form 10QSB
period 2004-06-30
MR3 SYSTEMS INC
filed 2004-08-13
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        Commission File Number 000-32343


                                MR3 Systems, Inc.
        (Exact name of small business issuer as specified in its charter)


                Delaware                                    62-0259003
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)



         435 Brannan Street, Suite #200, San Francisco, California 94107
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (415) 947-1090


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

               Class                          Outstanding as of June 30, 2004

     Common Stock, $.01 par value                        64,733,718

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements..........................................   3

Item 2.      Management's Discussion and Analysis or Plan of Operation.....   9

Item 3.      Controls and Procedures.......................................  14

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.............................................  15

Item 2.      Changes In Securities.........................................  15

Item 3.      Defaults Upon Senior Securities...............................  15

Item 4.      Submission of Matters to a Vote of Securities Holders.........  15

Item 5.      Other Information.............................................  16

Item 6.      Exhibits and Reports on Form 8-K..............................  16

             SIGNATURES....................................................  17

                                     PART I
Item 1. Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
                 June 30, 2004 (Unaudited) and December 31, 2003

                                                                     2004           2003
                                                                 ----------------------------
ASSETS
Current assets:
Cash                                                             $    194,134    $    288,674
Accounts receivable                                                   186,875              --
Prepaid expenses
                                                                 ----------------------------
Total current assets                                                  381,009         288,674
                                                                 ----------------------------
Non-current assets
Property, equipment and leaseholds,
    net of accumulated depreciation and
    amortization                                                      521,191         391,089
Deposits                                                              144,102          21,497
                                                                 ----------------------------
Total non-current assets                                              665,293         412,586
                                                                 ----------------------------

TOTAL ASSETS                                                     $  1,046,302    $    701,260
                                                                 ============================
LIABILITIES
Current liabilities
Accounts payable                                                 $    273,930    $    417,371
Payroll taxes payable                                                 164,665         179,739
Deferred Revenue                                                      235,000              --
Accrued expenses                                                      364,248         294,470
Note payable                                                           84,254          84,254
Capital lease Obligation                                               53,117          50,418
Other liabilities                                                     100,000              --
Short term notes payable-shareholders                                 244,769         244,769
                                                                 ----------------------------
Total current liabilities                                           1,519,983       1,271,021
                                                                 ----------------------------

Long-term liabilities
Long term notes payable-shareholders                                  769,355         501,597
Capital lease obligation - long term                                   79,418         111,032
                                                                 ----------------------------
Total long-term liabilities                                           848,773         612,629
                                                                 ----------------------------
TOTAL LIABILITIES                                                   2,368,756       1,883,650
                                                                 ----------------------------

SHAREHOLDERS' DEFICIT
Common stock: 100,000,000 shares authorized; par value $0.01 issued and outstanding 64,733,718 and 60,334,897 shares in
    2004 and 2003 respectively                                        647,337         603,350
Preferred stock: 5,000,000 shares authorized; par value $0.01
    Series A, 1,250,000 shares authorized; issued
    and outstanding 233,714 and 237,464 shares in
    2004 and 2003 respectively                                          2,337           2,375
Additional paid-in capital                                         10,034,053       8,943,422

Accumulated deficit                                               (12,006,181)    (10,731,537)
                                                                 ----------------------------
Total shareholders' deficit                                        (1,322,454)     (1,182,390)
                                                                 ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $  1,046,302    $    701,260
                                                                 ============================

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.

                      Statements of Operations (Unaudited)

                                          Three months ended June 30       Six months ended June 30
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ----------------------------    ----------------------------
Income

Sales                                    $         --    $         --    $         --    $         --

Cost of goods sold                                 --              --              --              --
                                         ----------------------------    ----------------------------

Gross margin                                       --              --              --              --
                                         ----------------------------    ----------------------------

Operating Expenses

Development expenses                          132,474         116,334         229,660         199,023

Office expenses                                31,551          15,851          59,859          20,966

Personnel expenses                            159,670         129,466         342,841         180,823
Outside services and professional fees        217,222         198,790         470,367         315,187

Rent                                           27,502           8,677          52,831          16,818

Depreciation                                   10,478           1,004          20,099           2,008
                                         ----------------------------    ----------------------------

Total operating expenses                      578,897         470,122       1,175,657         734,825
                                         ----------------------------    ----------------------------

Other (Income) and Expenses

Interest (income) and expense                  51,707          28,722         100,407          50,389

Other (income) and expense                       (554)                         (1,419)
                                         ----------------------------    ----------------------------

Total other (income) and expense               51,153          28,722          98,988          50,839
                                         ----------------------------    ----------------------------

Net loss before taxes                        (630,050)       (498,844)     (1,274,645)       (785,214)

Provision for income taxes                         --              --              --           2,306
                                         ----------------------------    ----------------------------
Net loss                                 $   (630,050)   $   (498,844)   $ (1,274,645)   $   (787,520)
                                         ============================    ============================

Loss per share:

Basic - continuing operations            $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)

Diluted - continuing operations          $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)

Weighted average number of shares:

Basic                                      63,631,627      49,236,682      62,222,218      48,875,918

Diluted                                    63,631,627      49,236,682      62,222,218      48,875,918

   The accompanying notes are an integral part of these financial statements.

                                MR3 Systems, Inc.

                      Statements of Cash Flows (Unaudited)

                                                              Three months ended               Six months ended
                                                                    June 30                         June 30
                                                          ------------------------------------------------------------
                                                              2004            2003            2004            2003
                                                          ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                 $   (630,050)   $   (498,844)   $ (1,274,645)   $   (787,520)

 Adjustments to reconcile net loss to net cash used by operating activities:

 Depreciation and amortization                                  10,478           1,004          20,099           2,008

 Compensation expense on stock options granted                  70,046          98,238         263,656         117,762

 Amortization of warrant issuance                                8,879           3,910          17,758           7,820

 Shares issued for Services                                    102,800          52,800         102,800          52,800

 Changes in assets and liabilities

 Accounts Receivable                                          (186,875)                       (186,875)

 Prepaid expenses and deposits                                (125,800)         64,583        (122,605)         75,417

 Accounts payable                                              (28,115)          1,819        (143,441)          7,363

 Payroll taxes payable                                          (9,200)            377         (15,074)          5,704

Deferred revenue                                               235,000              --         235,000              --

 Accrued expenses                                               13,122          12,964          69,778          83,178

 Other liabilities                                             100,000              --         100,000              --
                                                          ------------    ------------    ------------    ------------
 Net cash used by operating activities                    $   (439,715)   $   (263,149)   $   (933,549)   $   (435,468)
                                                          ------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                       $     (8,977)   $    (20,950)   $   (150,201)   $    (21,477)
                                                          ------------------------------------------------------------

 Net cash used by investing activities                    $     (8,977)   $    (20,950)   $   (150,201)   $    (21,477)
                                                          ------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable-shareholders                 $         --    $    242,500    $    250,000    $    394,500

 Payments on capital lease obligations                         (12,488)             --         (28,915)             --

 Principal payments on notes payable-shareholders                   --         (27,000)             --         (27,000)

 Proceeds from sale of common stock and warrants               532,500         115,000         768,125         133,501
                                                          ------------------------------------------------------------

 Net cash provided by financing activities                $    520,012    $    330,500    $    989,210    $    501,001
                                                          ------------------------------------------------------------

 Increase (decrease) in cash and short-term investments   $     71,320    $     46,401    $    (94,540)   $     44,056
                                                          ------------------------------------------------------------


 Balance at beginning of period                                122,814          10,151         288,674          12,496
                                                          ------------------------------------------------------------

 Balance at end of period                                 $    194,134    $     56,552    $    194,134    $     56,552
                                                          ============================================================

    The accompanying notes are an integral part of these financial statements

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (Continued)

                                                        Three months ended             Six months ended
                                                              June 30                       June 30
                                                    ---------------------------------------------------------
                                                        2004           2003           2004           2003
                                                    ---------------------------------------------------------
Supplementary disclosures:

 Cash paid for interest                             $     12,034   $         --   $     12,034   $         --
                                                    =========================================================
 Cash paid for taxes                                $         --   $         --   $         --   $         --
                                                    =========================================================


 Supplemental Schedule of Noncash Investing and
Financing Activities:

 Conversion of notes payable into common stock      $         --   $         --   $         --   $         --
                                                    =========================================================

 Conversion of accrued interest into common stock   $         --   $         --   $         --   $         --
                                                    =========================================================

 Common stock issued for services                   $    102,800   $     52,800   $    102,800   $     52,800
                                                    =========================================================

 Compensation expense on stock options and
warrants granted                                    $     70,046   $     98,238   $    263,656   $    117,762
                                                    =========================================================

 Amortization of warrant issuance                   $      8,879   $      3,910   $     17,758   $      7,820
                                                    =========================================================

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003


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

Note 2.  Issuance of Stock and Derivative Securities

         In second quarter 2004, the Company sold 2,662,500 common shares to nine accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 2,662,500.

         In second quarter 2004, the Company issued 14,000 common shares to one party for services rendered and issued 500,000 common shares to The Wells Group for services rendered in connection with an amendment to its investor relations agreement.

         In second quarter 2004, the Company issued 3,750 common shares pursuant to the conversion of 3,750 preferred shares.

         In April 2004, pursuant to an employment agreement with Dr. William Tao, Chief Executive Officer, the Company authorized the issuance of 1,500,000 warrants, vesting immediately, and an additional 3,500,016 warrants vesting equally over a twenty-four month period. The exercise price of the warrants is $0.32

Note 3. Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                               Three Months ended June 30       Six Months ended June 30
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Net Loss                                      $   (630,050)   $   (498,844)   $ (1,274,645)   $   (787,520)
Add: Stock-based employee & non-employee
compensation expenses included in reported
   net loss                                         70,046          98,238         263,656         117,762


Deduct: Stock-based employee & non-employee
   compensation expense determined under
   fair value based method for all awards         (126,388)       (197,838)       (326,044)       (213,838)
                                              ------------    ------------    ------------    ------------
   Pro forma                                  $   (686,392)   $   (598,444)   $ (1,337,033)   $   (883,596)
                                              ============    ============    ============    ============

Net loss per share - basic and diluted
   As reported                                $      (0.02)          (0.01)   $      (0.02)          (0.02)
   Pro forma                                         (0.02)          (0.01)          (0.02)          (0.02)


The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                      Three Months ended June 30      Six Months ended June 30
                                      ---------------------------    ---------------------------
                                           2004           2003            2004           2003
                                      ---------------------------    ---------------------------
Risk-free interest rates              4.65% - 5.33%   3.79 - 4.38%   4.65% - 5.33%   3.79 - 4.38%
Expected lives (in years)                        5              5               5              5
Dividend yield                                   0%             0%              0%             0%
Expected volatility                            101%            50%            101%            50%

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

         Overview

         MR3 Systems, Inc. is a provider of custom biomimetic (mimicking nature) solutions for metals-related problem applications and precious metal opportunities. MR3's objective is to provide systems that deliver the lowest total capital and operating costs of ownership, with the highest value added systems that separate and recover individual difficult/valuable metals and elements, one from another in continuous series. MR3 has targeted its chelation driven technology to chemically process and separate soluble metals and elements found primarily in mining ores and concentrates, industrial effluents, hazardous wastes, complex metals sources and other aqueous solutions. Certain applications may require MR3 to pretreat the specific metal application to create a liquor base for treatment and to optimize extraction results. MR3 may provide its custom solutions utilizing its own unique media applications or in concert with third party strategic partners to provide a complete turnkey solution from mechanical pretreatment (such as grinding) through final metals concentration and collection. MR3 approaches each problem or opportunity with a custom driven solution based on MR3's technical evaluation of each unique situation and the characteristics of the particular metal laden application.

         The core MR3 technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. MR3 has developed a proprietary process for the recovery, separation and purifying of a broad range of metals. The key aspect of the MR3 system is its affinity and selectivity for an individual target metal, such as gold and platinum, even within multiple metal ion environments.

         MR3 Systems plans to either license its technology for use in mining, industry and environmental remediation or directly implement the technology in project specific applications. MR3 believes its technology has a wide range of applications in numerous vertical markets. MR3's technology has many applications including, but not limited to: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites including nuclear related sites. The metals and specialty chemical products, if any, produced by the Company will likely be offered for sale to metals and chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology. At present, the Company does not have any production facilities operational at a commercial processing level.

         Plan of Operation

         In April 2004, the Company hired Dr. William C. Tao, as its Chief Executive Officer. Dr. Tao is an entrepreneur and technologist with twenty-four years of business and technical experience including, but not limited to the chemical, environmental and nuclear-related industries. Dr. Tao has extensive experience in structuring strategic partnerships and commercial ventures within the energy, petroleum, transportation and materials application markets for both the public and private sector

         Under Dr. William C. Tao's direction, the Company has initiated a restructuring of its business strategy with an objective toward revenue generation by year-end 2004. The revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3's core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies. To date, the Company has identified flagship projects in four of the six addressable markets.

         In May of 2004, the Company entered into an agreement with Fluor Hanford ("FH") and the United States Department of Energy to provide a metals recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. The purchase agreement calls for FH to pay the Company a total of $380,000 in three milestone payments during 2004. Lack of a successful treatability test could result in the forfeiture of final milestone payments and the payment by the Company of certain other rebates. In coordination with Fluror Hanford, MR3 initiated the treatability testing for the targeted hexavalent chromium metal on July 29, 2004, several days ahead of its schedule start date of August 2, 2004.

         MR3 has established business relationships with five independent mining contractors to determine the valuation of precious metals in surface clay deposits in Nevada, Idaho, Montana, Arizona, California and Texas. The Company is in the process of structuring partnership agreements with these parties to provide turnkey systems to extract the precious metals where viable, but did not finalize any such partnership agreement in second quarter 2004. These turnkey systems are likely to involve micro grinding, chemically balanced leaching, metals extraction from solution (MR3 core technology), and metals concentration and collection. MR3's technology, in association with strategic commercial technology partners, is expected to be instrumental in extracting these precious metals, which are found in highly refractory state and coated by organic and silicate layers in the clay deposits.

         MR3 continues to work with SRK Consulting, an independent, international consulting practice, to develop three opportunities for base metal removal from various large-scale mining operations. The revenue model for applications in this Conventional Mining and Ore (CMO) market involves processing system equipment sale, service contract for technical support and media supply, and recurring revenue from the sale of base metals recovered.

         MR3 is also collaborating with SRK Consulting and Arrakis Mining, a mining-related consulting, system design, and fabrication company, for rapid penetration of the Private Contract Environmental Remediation (PCER) market. Opportunities in this market are anticipated to involve the sale of turnkey processing equipment, vendor contract for support services, and contracts for the supply of MR3's special media for use in the metals extraction. The Company is negotiating with three commercial entities for the removal of contaminated metals from their large-scale mining operations. Implementation of MR3 processing systems for these large-scale operations is estimated to be in the range of 300-500 gallons per minute (gpm). The Company's goal is to penetrate this PCER market rapidly through several small-scale, first-phase demonstration efforts, followed by the design and implementation of the large scale processing systems with SRK and Arrakis.

         MR3 is further evaluating another addressable market for revenue generation opportunities including, but not limited to the adoption of two new processing techniques for the extraction of base, precious, and rare earth metals from oil brines and geothermal fluids (OBGF). This venture requires relatively small capitalization for continuous extraction of metals, but could provide significant return to MR3 in helping to build shareholder value. This objective is in the early stage of development and participation in this market would likely require modification of the MR3 core technology.

         Over the next 24 months, MR3 plans to conduct technical and economic verification of contaminated soil remediation with an objective of forming another business development strategy to strategically capture and dominate this market objective.

         In anticipation of the need for working capital to provide marketing, preliminary sample testing, development, project validation and implementation services related to the aforementioned prospective projects, the Company initiated a private placement in first quarter with a limited number of accredited investors. Total proceeds to the Company for second quarter 2004 and the first half of 2004 amounted to approximately $532,500 and $762,500, respectively.

         Management does not deem the funds received in the first half of 2004 to be sufficient to satisfy its cash requirements for the next twelve-month period if the Company is to aggressively follow its revised business strategy. The Company anticipates meeting its working capital requirement for the balance of 2004 and the first half of 2005 through a combination of revenue generated from operations, project specific financing from third parties, certain debt instruments and additional sales of its securities on an as needed basis. Management can provide no assurance that any funds will be derived from such sources, but reasonably believes that it will be successful in doing so. The primary and most significant expenditures for the balance of 2004 and 2005 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to anticipated operating agreements.

         In October 2003, the Company arranged a $1,250,000 credit facility with a private equity and financing group to further its ability to construct, equip and deploy the first in a planned series of MR3 processing plants. The Company did not draw down on this credit facility in second quarter 2004 and has received an aggregate total of $750,000 to date. The location of the first processing plant, not including the aforementioned Fluror Hanford project, will depend to a large degree on the first contract entered into by the Company for its metals processing or environmental remediation services. Management intends to use this processing plant for multiple purposes including research and development, project-specific validation, and processing of precious metal-bearing concentrates from domestic sources. The Company will also likely use its Technical Support Center in Beverly, Massachusetts for its sample testing, media development, project validation and research and development.

         The Company expects engineering, design, construction and equipping costs to total approximately $1 million in connection with the establishment of the first MR3 processing plant and envisions a schedule of completion within six months of initiation. Follow on plants are likely to vary in cost as a function of the plant size related directly to the particular project or application. Development expenses for the MR3 technology will be limited to adapting the technology to specific field applications and are likely to be proportional to the number of projects contracted by the Company. The Company does not expect these technology development costs to exceed the revenues contemplated by each specific project. Although the geographical location for this first MR3 processing plant has yet to be determined, the Company has already expended funds toward its engineering development and design.

         The design of the MR3 System lends itself to be scalable without material difficulty. The Company anticipates supplying the initial processing materials and provide for recurring materials (equipment, reagents, and media) to the licensee or contract client at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with a prospective license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates, as well as a monthly fee related to savings in capital and operating costs realized by the licensee or contract client from their normal operations.

         Results of Operations

         Three and Six Months Ended June 30, 2004 ("Second Quarter and First half of 2004") Compared to Three and Six Months Ended June 30, 2003 ("Second Quarter and First half of 2003")

         The Company did not generate any revenues from operations for the first half of 2004 or 2003. In fiscal year 2003 and through first half 2004, management carried out the assessment of new opportunities for the migration of MR3's technology to more lucrative metal-related industries including, but not limited to the precious metals mining industries, specialty chemical production applications, and nuclear remediation projects and applications. Pursuant to its processing agreement with Fluror Hanford ("FH"), the Company recorded a receivable of $186,875 in second quarter 2004. The Company has received $235,000 in cash payments from FH to date, but has elected not to record associated revenue until the provided system has been approved by FH following treatability tests now in process. The FH agreement obligates the Company to provide rebates if the system does not meet functionality requirements.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold for the first half of 2004 or 2003, consistent with its aforementioned revenue recognition policy.

         Total operating expenses for the second quarter and first half of 2004 amounted to $578,897 and $1,175,657, respectively, compared with $470,122 and $734,825 for the second quarter and first half of 2003. This increase of 23.1% and 60.0%, respectively, for the three and six-month period ended June 30, 2004 over the comparable periods in 2003 is attributed to increases in personnel expenses, outside services and professional fees, office expense, depreciation and rent, consistent with the Company's increased business and technical operations in 2004.

         Personnel expenses increased by $30,204 in the second quarter of 2004 compared with the same period in 2003. Personnel expenses increased due to the addition of staff related to the expansion of the Company's operating and development activities. Outside services and professional fees increased by $18,432 in the second quarter of 2004 compared with the same period in 2003. Outside services and professional fees in second quarter 2004 include approximately $70,046 in compensation expense to outside consultants and advisors related to the issuance of warrants and the accounting effects of warrants and options repriced in prior periods. It also includes $100,000 in compensation expense in connection with the issuance of 500,000 common shares to the Wells Group pursuant to services rendered to the Company for investor and public relations.

         The Company's development expenses increased $16,140 in second quarter 2004 compared with second quarter 2003, as the Company continued to advance its technology and further adapt it to current opportunities being assessed by its technical staff. Rent expense amounted to $27,502 in second quarter 2004, a $18,825 increase over the same period in 2003, due in large part to the Company recording rent expense for its new Beverly, Massachusetts Technical Support Center offices. Depreciation expense amounted to $10,478 in second quarter 2004, a $9,474 increase over the prior comparable period in 2003 due to the addition of property and equipment in 2003 and the first half of 2004. Office expense increased $15,700 in second quarter 2004 compared with the second quarter of 2003 primarily due to increased expense related to the company's fund raising activities during the recent quarter.

         Interest expense amounted to $51,707 for the second quarter of 2004 and $100,407 for the first half of 2004 compared with $28,722 for the second quarter of 2003 and $50,389 for the first half of 2003. These increases are primarily attributed to certain ongoing note payables and credit facilities arranged by the Company in fiscal year 2003.

         The Company had net losses of $630,050 for the second quarter of 2004 and $1,274,645 for the first half of 2004 compared with net losses of $498,844 for the second quarter of 2003 and $787,520 for the first half of 2003. The increase in net loss for the second quarter of 2004 and first half of 2004 is attributed to the increase in operating expenses incurred by the Company in ramping up its business development and operational activities, as well as the accounting effect of recording compensation expense related to warrants and options issued in 2004 and prior periods.

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

         At June 30, 2004, the Company had a working capital deficit of $1,138,974 compared with a working capital deficit of $982,347 at December 31, 2003. This 15.9% increase in working capital deficit is primarily attributed to the decline in cash used for operations at the end of second quarter 2004 and an increase in accrued expenses, primarily related to the recording of interest expense in connection with debt instruments that were not fully in effect in the noted 2003 periods.

         At June 30, 2004 the Company had total assets of $1,046,302 and total shareholders' deficit of $1,322,454 compared with total assets of $701,260 and shareholders' deficit of $1,182,390 at December 31, 2003. The 49.2% increase in total assets over the two periods noted above is primarily attributed to the purchase of property and equipment with the proceeds from its private placement, as well as the Company generating accounts receivable from its operations. The Company recorded a deposit of approximately $125,000 for equipment purchased for subsequent delivery to Fluror Hanford in accordance with its metals remediation system agreement. The 11.8% increase in total shareholders' deficit over the two periods noted above is primarily attributed to the increase in operating expenses related to the Company's intensified business activities in second quarter and first half of 2004.

         For the three-month period ended June 30, 2004 and 2003, net cashed used by operating activities totaled, $439,715 and $263,149, respectively. For the six-month period ended June 30, 2004 and 2003, net cash used by operating activities totaled $933,549 and $435,468, respectively. The increase in net cash used for operating activities in second quarter and the first half of 2004 is attributed to the expanded business activities of the Company during the periods and a reduction in accounts payable levels from year-end 2003.

         For the three-month period ended June 30, 2004 and 2003, net cash used by investing activities amounted to $8,977 and $20,950, respectively. For the six-month period ended June 30, 2004 and 2003, net cash used by investing activities amounted to $150,201 and $21,477, respectively. Cash used by investing activities relates to the purchase of equipment and property in the noted periods.

         For the three-month period ended June 30, 2004 and 2003, net cash provided by financing activities totaled $520,012 and $330,500, respectively. For the six-month period ended June 30, 2004 and 2003, net cash provided by financing activities totaled $989,210 and $501,001, respectively The Company realized cash in the noted periods from such financing activities such as the private sale of its securities, the exercise of warrants, note payables with shareholders and other debt instruments.

         At June 30, 2004, the Company had a cash balance of $194,134 compared with $288,674 at December 31, 2004. During the balance of fiscal year 2004, the Company expects to meet its cash and working capital needs primarily from cash generated from operations, project specific funding arrangements, the private sale of its securities, convertible debt instruments, note payables and credit facilities with private lenders.

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

                                     PART II

Item 1.  Legal Proceedings

         With the exception noted below, there are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

         In third quarter 2004, the Company provided notice to Linsa Ltd., an assignee of Linsa Associates Ltd, of their apparent default of certain terms of a technology transfer agreement between the two companies entered into on April 10, 2002. The default relates to non-payment by Linsa of a $56,000 invoice from MR3 for laboratory and design work provided by the Company pursuant to the aforementioned agreement. The matter is currently in dispute and is being negotiated by the parties. If a settlement of the matter is not obtained, there exists the potential for future litigation.

Item 2.  Changes In Securities

         In second quarter 2004, the Company sold 2,662,500 common shares to nine accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 2,662,500.

         In second quarter 2004, the Company issued 14,000 common shares to one party for services rendered and issued 500,000 common shares to The Wells Group in connection with an amendment to its investor relations agreement.

         In second quarter 2004, the Company issued 3,750 common shares pursuant to the conversion of 3,750 preferred shares.

         In April 2004, pursuant to an employment agreement with Dr. William Tao, Chief Executive Officer, the Company authorized the issuance of 1,500,000 warrants, vesting immediately, and an additional 3,500,016 warrants vesting equally over a twenty-four month period. The exercise price of the warrants is $0.32

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended June 30, 2004.

Item 5.  Other Information

         The Company has fixed the close of business on July 22, 2004, as the record date for the determination of shareholders entitled to notice of and to vote at its Annual Meeting to be held on September 20, 2004 at 1:00 p.m., pacific coast time, at the Hyatt Regency San Francisco, 5 Embarcadero Center, San Francisco, California. Only shareholders of record at such time will be entitled to vote. The proxy statement and form of proxy will first be sent to shareholders on or about August 20, 2004.

         In third quarter 2004, the Company accepted Dr. Irving W. DeVoe's resignation from MR3 Systems as its Chief Science Officer pursuant to his employment agreement with the Company. The Company is currently negotiating a retirement and consulting agreement with Dr. DeVoe in connection with his resignation as CSO. The Company has no immediate plans to replace Dr. DeVoe in his capacity as CSO.

         In second quarter 2004, the Company entered into a three-year employment agreement with Dr. William C. Tao, the Company's Chief Executive Officer. Upon completion of the three-year term, the employment agreement automatically renews on a month-to-month basis until terminated or until the parties negotiate a new term. Neither party may terminate the agreement without cause. Upon termination of the agreement by Dr. Tao for "good reason"--as specified in the employment agreement--the Company is obligated to pay Dr. Tao the following material amounts: (a) all accrued benefits; (b) a lump sum cash payment equal to one and one-half times his base salary in effect; and (c) a lump sum cash payment equal to one and one-half times his highest annual bonus paid or payable prior to his termination of the agreement for good reason.

         The agreement specifies an annual salary of $108,000, automobile allowance of $500 per month and a flight allowance of $250 per month through December 2004. In addition, the Company is obligated to pay limited premiums associated with a $2,000,000 term life insurance policy on Mr. Tao with the beneficiaries to be designated by him. The Company has further agreed to provide family health insurance to Mr. Tao until such time as a company group plan is adopted. Mr. Tao will be reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. As further consideration for entering into the employment agreement, Mr. Tao was granted 1,500,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of thirty-two cents ($0.32) for a five-year period. Mr. Tao was also granted an additional 3,500,016 warrants at a price of $0.32 for a five-year period, which vest at a rate of 145,834 warrants per month for a twenty-four month period.

         For second quarter 2004, the duties of Chief Financial Officer were reassigned to Mr. Randall S. Reis, Chairman. Mr. Reis has been a principal shareholder and officer of the Company since its inception.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1     Dr. Tao Employment Agreement dated April 12, 2004

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended June 30, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MR3 Systems, Inc.



Date:   August 13, 2004                     By: /s/ RANDALL S. REIS
                                                --------------------------------
                                                Randall S. Reis
                                                Chief Financial Officer


Date:   August 13, 2004                     By: /s/ WILLIAM C. TAO
                                                --------------------------------
                                                William C. Tao
                                                Chief Executive Officer