Form 10QSB
period 2004-09-30
MR3 SYSTEMS INC
filed 2004-11-15
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB


|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X|  No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

          Class                             Outstanding as of September 30, 2004

COMMON STOCK, $.01 PAR VALUE                            66,098,432

                                TABLE OF CONTENTS

Heading                                                                    Page
-------                                                                    ----
                     PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements ............................................ 03

Item 2.    Management's Discussion and Analysis or Plan of Operation ....... 10

Item 3.    Controls and Procedures ......................................... 16

                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ............................................... 17

Item 2.    Changes In Securities ........................................... 17

Item 3.    Defaults Upon Senior Securities ................................. 18

Item 4.    Submission of Matters to a Vote of Securities Holders ........... 18

Item 5.    Other Information ............................................... 18

Item 6.    Exhibits and Reports on Form 8-K ................................ 19

           SIGNATURES ...................................................... 20

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                                MR3 SYSTEMS, INC.
                                 BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                           2004          2003
                                                                      ----------------------------
ASSETS
CURRENT ASSETS:
Cash                                                                  $    105,884    $    288,674
Accounts receivable                                                             --              --
Prepaid expenses                                                           302,760
                                                                      ----------------------------
Total current assets                                                       408,644         288,674
                                                                      ----------------------------
NON-CURRENT ASSETS
Property, equipment and leaseholds,
         net of accumulated depreciation and
         amortization                                                      526,322         391,089
Deposits                                                                    24,395          21,497
                                                                      ----------------------------
Total non-current assets
                                                                           550,717         412,586
                                                                      ----------------------------
TOTAL ASSETS                                                          $    959,361    $    701,260
                                                                      ============================
LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                      $    464,377    $    417,371
Payroll taxes payable                                                      157,659         179,739
Deferred Revenue                                                           235,000              --
Accrued expenses                                                           411,296         294,470
Note payable                                                                84,254          84,254
Capital lease Obligation                                                    53,988          50,418
Short term notes payable-shareholders                                      244,769         244,769
                                                                      ----------------------------
Total current liabilities                                                1,651,343       1,271,021
                                                                      ----------------------------
LONG-TERM LIABILITIES
Long term notes payable-shareholders                                       778,234         501,597
Capital lease obligation - long term                                        70,050         111,032
                                                                      ----------------------------
Total long-term liabilities                                                848,284         612,629
                                                                      ----------------------------
TOTAL LIABILITIES                                                        2,499,627       1,883,650
                                                                      ----------------------------
SHAREHOLDERS' DEFICIT
Common stock: 250,000,000 shares authorized; par value $0.01 issued and outstanding 66,098,432 and 60,334,897 shares in
         2004 and 2003 respectively                                        660,984         603,350
Preferred stock: 5,000,000 shares authorized; par value $0.01
         Series A, 1,250,000 shares authorized; issued
         and outstanding 232,714 and 237,464 shares in
         2004 and 2003 respectively                                          2,327           2,375
Additional paid-in capital                                              10,367,886       8,943,422
Accumulated deficit                                                    (12,571,463)    (10,731,537)
                                                                      ----------------------------

Total shareholders' deficit                                             (1,540,266)     (1,182,390)
                                                                      ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $    959,361    $    701,260
                                                                      ============================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                MR3 SYSTEMS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three months ended             Nine months ended
                                                 September 30                    September 30
                                         ------------------------------------------------------------
                                             2004            2003            2004            2003
                                         ------------------------------------------------------------
INCOME

Sales                                    $         --    $         --    $         --    $         --
Cost of goods sold                                 --              --              --              --
                                         ------------------------------------------------------------

Gross margin                                       --              --              --              --
                                         ------------------------------------------------------------
OPERATING EXPENSES
Development expenses                          103,809         171,102         333,469         370,126
Office expenses                                52,441          24,939         112,300          45,905
Personnel expenses                            188,362         157,319         531,202         338,141
Outside services and professional fees        121,781          84,014         592,149         399,200
Loss on equipment write-down                       --          94,113              --          94,113
Rent                                           28,589           8,692          81,420          25,510
Depreciation                                   11,445           1,004          31,543           3,012
                                         ------------------------------------------------------------

Total operating expenses                      506,427         541,183       1,682,083       1,276,007
                                         ------------------------------------------------------------
OTHER (INCOME) AND EXPENSES
Interest (income) and expense                  61,618          32,496         162,025          82,885
Other (income) and expense                     (2,763)       (171,992)         (4,182)       (171,992)
                                         ------------------------------------------------------------

Total other (income) and expense               58,855        (139,496)        157,843         (89,107)
                                         ------------------------------------------------------------
Net loss before taxes                        (565,282)       (401,687)     (1,839,926)     (1,186,900)

Provision for income taxes                         --              --              --           2,306
                                         ------------------------------------------------------------
NET LOSS                                 $   (565,282)   $   (401,687)   $ (1,839,926)   $ (1,189,206)
                                         ============================================================

Loss Per Share - Basic                   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
Loss Per Share - Diluted                 $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                      65,296,868      52,918,670      63,252,527      50,698,748
Diluted                                    65,296,868      52,918,670      63,252,527      50,698,748

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                MR3 SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                            --------------------------------------------------------
                                                                 2004            2003         2004           2003
                                                            --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $  (565,282)   $  (401,687)   $(1,839,926)   $(1,189,206)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
 Depreciation and amortization                                   11,445          1,004         31,544          3,012
 Net loss on write-down of property and equipment                    --         94,113             --         94,113
 Net gain on the forgiveness of debt                                 --       (138,044)            --       (138,044)
 Compensation expense on stock options granted                   76,380         33,588        340,036        151,349
 Amortization of warrant issuance                                 8,879          3,920         26,637         11,740
 Common Stock and Warrants issued for Services                   19,000         25,000        121,800         77,800
 Shares issued for interest on notes payable-shareholders            --         13,879             --         13,879

 Changes in assets and liabilities
 Accounts receivable                                            186,875             --             --             --
 Prepaid expenses and deposits                                 (183,053)        (5,346)      (305,658)        70,071
 Accounts payable                                               190,447         54,865         47,006         62,229
 Payroll taxes payable                                           (7,006)        (1,436)       (22,080)         4,268
 Deferred revenue                                                    --             --        235,000             --
 Accrued expenses                                                47,048       (107,575)       116,826        (24,397)
 Accrued interest on shareholder notes                               --         12,600             --         12,600
 Liabilities related to discontinued operations                      --        (63,448)            --        (63,448)
 Other liabilities                                             (100,000)            --             --             --
                                                            --------------------------------------------------------

 NET CASH USED BY OPERATING ACTIVITIES                      $  (315,267)   $  (478,567)   $(1,248,815)   $  (914,034)
                                                            --------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         $   (16,576)   $   (56,945)   $  (166,777)   $   (78,422)
                                                            --------------------------------------------------------
 NET CASH USED BY INVESTING ACTIVITIES                      $   (16,576)   $   (56,945)   $  (166,777)   $   (78,422)
                                                            --------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable-shareholders                   $        --    $        --    $   250,000    $   394,500
 Payments on capital lease obligations                           (8,497)            --        (37,412)            --
 Principal payments on notes payable-shareholders                    --             --             --        (27,000)
 Proceeds from sale of common stock and warrants                252,090        635,000      1,020,214        768,500
                                                            --------------------------------------------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                  $   243,593    $   635,000    $ 1,232,802    $ 1,136,000
                                                            --------------------------------------------------------

                                MR3 SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   [CONTINUED]

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               SEPTEMBER 30            SEPTEMBER 30
                                                         -----------------------------------------------
                                                            2004         2003        2004         2003
                                                         -----------------------------------------------
Increase (decrease) in cash and short-term investments   $ (88,250)   $  99,488   $(182,790)   $ 143,544
                                                         -----------------------------------------------

 Balance at beginning of period                            194,134       56,552     288,674       12,496
                                                         -----------------------------------------------

 Balance at end of period                                $ 105,884    $ 156,040   $ 105,884    $ 156,040
                                                         ===============================================

SUPPLEMENTARY DISCLOSURES:

 Cash paid for interest                                  $   1,575    $      --   $  13,609    $      --
                                                         ===============================================
 Cash paid for taxes                                     $      --    $      --   $      --    $      --
                                                         ===============================================

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:

 Conversion of notes payable into common stock           $      --    $ 412,000   $      --    $ 412,000
                                                         ===============================================

 Conversion of other liabilities into common stock       $ 100,000    $      --   $ 100,000    $      --
                                                         ===============================================
 Conversion of accrued interest into common stock        $      --    $  12,600   $      --    $  12,600
                                                         ===============================================

 Common stock issued for interest on notes payable-
 shareholders                                            $      --    $  13,879   $      --    $  13,879
                                                         ===============================================

 Common stock and warrants issued for services
                                                         $  19,000    $  25,000   $ 121,800    $  77,800
                                                         ===============================================

 Compensation expense on stock options and warrants
 granted                                                 $  76,380    $  33,588   $ 340,036    $ 151,349
                                                         ===============================================

 Amortization of warrant issuance                        $   8,879    $   3,920   $  26,637    $  11,740
                                                         ===============================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

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

NOTE 2. ISSUANCE OF STOCK AND DERIVATIVE SECURITIES

      For the first nine months of 2004, the Company issued common stock and warrants to certain individuals and parties in connection with the sale of securities, exercise of warrants, services to the Company and other corporate matters as noted below:

COMMON SHARE ISSUANCES

      a The Company issued 5,065,000 common shares to various accredited investors pursuant to a private sale of securities at a price of $0.20 per share.

      b The Company issued 55,464 common shares to three parties in connection with the exercise of warrants and the conversion of preferred shares.

      c The Company issued 53,571 common shares to an investor pursuant to a correcting adjustment in connection with the private sale of securities in 2003.

      d The Company issued 500,000 shares to the Wells Group in connection with an amendment to its investor relations agreement.

      e The Company issued 75,000 common shares to an independent party as consideration for a $15,000 finder's fee earned in connection with the Company's private sale of securities in third quarter.

      f The Company issued 14,000 common shares to one party in considerations for services rendered to the Company

WARRANT ISSUANCES

      a The Company issued 5,065,000 warrants to purchase common shares of the Company's stock at an exercise price of $0.50 per share for a four-year term subject to potential acceleration terms. These warrants were issued in connection with the Company's private sale of securities over the first nine months of 2004.

      b The Company issued 53,571 warrants to purchase common shares at an exercise price of $0.50 to an investor as a correcting adjustment in connection with the private sale of securities in fiscal year 2003.

      c The Company issued an aggregate of 1,750,000 warrants to two key employees with a five-year exercise term at prices ranging from $0.35 to $0.38. The warrants issued to the employees are on two-year vesting schedules.

      d The Company issued an aggregate of 100,000 warrants to ten advisors of the Company at an exercise price of $0.20. In addition, the Company granted 800,000 warrants to three independent consultants at exercise prices ranging from $0.30 to $0.37.

      e The Company issued 5,000,016 warrants to the Company's Chief Executive Officer pursuant to a three-year employment agreement. The exercise price of the warrants is $0.32. A portion of the warrants are on a twenty-four month vesting schedule.

      f The Company issued 333,336 warrants at an exercise price of $0.23 over a five-year period to Mr. Bradley N. Rotter, a Director of the Company.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                    Three Months ended             Nine Months ended
                                                        September 30                  September 30
                                                ---------------------------  ----------------------------
                                                    2004            2003          2004           2003
                                                ---------------------------  ----------------------------
Net Loss                                        $  (565,282)   $  (401,687)   $(1,839,926)   $(1,189,206)
Add: Stock-based employee & non-employee
   compensation expenses included in reported
   net loss                                          95,380         33,588        359,036        151,349

Deduct: Stock-based employee & non-employee
   compensation expense determined under
   fair value based method for all awards          (175,451)       (60,388)      (501,495)      (274,226)
                                                -----------    -----------    -----------    -----------
   Pro forma                                    $  (645,353)   $  (428,487)   $(1,982,385)   $(1,312,083)
                                                ===========    ===========    ===========    ===========

Net loss per share - basic and diluted          $                             $
   As reported                                        (0.02)         (0.01)         (0.03)         (0.02)
   Pro forma                                          (0.02)         (0.01)         (0.03)         (0.02)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                     Three Months ended September 30         Nine Months ended September 30
                                     -------------------------------         -------------------------------
                                         2004               2003                 2004                2003
                                     -------------------------------         -------------------------------
Risk-free interest rates             4.64 - 5.07%       4.77 - 4.87%         4.24 - 5.24%       3.79 - 4.87%
Expected lives (in years)                      5                  5                    5                  5

Dividend yield                              0.00%              0.00%                0.00%              0.00%

Expected volatility                        75.40%             50.00%               72.00%             50.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OFOPERATION

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

      OVERVIEW

      MR3 Systems, Inc. is a provider of technology and turnkey solutions for metals-related problem applications and precious metal extraction opportunities. MR3's objective is to provide systems that deliver the lowest total capital and operating costs of ownership, with the highest value added systems that separate and recover individual difficult/valuable metals and elements, one from another in continuous series. MR3 has targeted its chelation driven technology to chemically process and separate soluble metals and elements found primarily in mining ores and concentrates, industrial effluents, hazardous wastes, complex metals sources and other aqueous solutions. Certain applications may require MR3 to pretreat the specific metal application to create a liquor base for processing and to optimize extraction results. MR3 may provide its custom solutions utilizing its own unique media applications or in concert with third party strategic partners to provide a complete turnkey solution from mechanical pretreatment (such as grinding) through final metals concentration and collection. MR3 approaches each problem or opportunity with a custom driven solution based on MR3's technical evaluation of each unique situation and the characteristics of the particular metal laden application.

      MR3 Systems plans to either license its technology for use in mining, industry and environmental remediation or directly implement the technology in project specific applications. MR3's technology has many applications including, but not limited to: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites including nuclear related sites. The metals and specialty chemical products, if any, produced by the Company will likely be offered for sale to metals refiners, chemical commodities brokers and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology.

      PLAN OF OPERATION

      Beginning in April 2004, the Company initiated a restructuring of its business strategy with an objective toward revenue generation by year-end 2004. The revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3's core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies. To date, the Company has identified flagship projects in four of the six addressable markets.

      In May of 2004, the Company entered into an agreement with Fluor Hanford and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. In coordination with Fluor Hanford, MR3 initiated the treatability testing for the targeted hexavalent chromium metal on July 29, 2004, several days ahead of its schedule start date of August 2, 2004. On September 22, 2004, MR3 and Fluor Hanford completed its first media generation cycle as specified in the agreement, in which extracted chromium VI was stripped from the MR3 processing system, reduced to chromium III, and removed for permanent disposal. The Company completed its primary obligations under the agreement in October 2004 and is presently transferring operations of the MR3 system to Fluor Hanford personnel. The Company is obligated to supply certain documentation to Fluor Hanford related to the system implementation and expects to continue to provide them with training and technical support activities. Management believes that a successful implementation of the Fluor Hanford remediation project will reasonably position the Company to be a viable candidate for future applications in this environmental market sector.

      In August 2004, the Company entered into an agreement (see Exhibit 10.1) with Caddell & Associates of Denver, Colorado ("Caddell"), to jointly provide combined turnkey processing systems to certain MR3 clients for the extraction and separation of precious and base metals from their mineral deposits. Under the agreement, MR3 secured exclusive rights to commercialize Caddell's Halogen Vapor Leaching System (HVLS) technology. This technology is designed to recover precious metals from alluvial ore bodies, tailings, clay deposits, and various refractory minerals found in the Unconventional Mining and Ore (UMO) vertical market. Source materials can be fed continuously into the HVLS tubular reactor geometry at rates from 20 to 200 tons per day. The HVLS operating cost is relatively low and the recovery rate and throughput are anticipated to be quite high for the recovery of gold, silver, and platinum group metals. The combination of the HVLS and MR3's core ion-exchange technology is expected to be a cost effective, robust, automated processing system for implementation with prospective MR3 clients in several markets, specifically in the aforementioned UMO, the Private Contract Environmental Remediation (PCER), and Oil Brines and Geothermal Fluids (OBGF) vertical markets.

      The Company is in discussion with various independent mining contractors in Nevada, Arizona, California, and Montana for the processing of their mineral deposits. Management projects that its first turnkey processing system will be implemented in Nevada with Franklin Lake Resources, Inc., a public Nevada corporation, for the recovery of precious metals from clay deposits.

      In September 2004, the Company announced an exclusive strategic alliance and project venture partnership with Franklin Lakes Resources for the processing of their mineral deposits. The parties have an agreement in principle and are moving forward to establish project financing for the construction of a 250 tons-per-day processing facility to be located at Franklin Lake Resources' site at Amargosa, Nevada. Establishment of such a facility is contingent on securing adequate financing from third parties in a timely manner and on terms acceptable to the Company. The processing facility is projected to consist of three unit operations: i) concentration of the head ore to a higher grade; ii) HVLS to extract precious metals into saturated liquor; and iii) separation of the precious metals with MR3's Ion-Exchange system. The parties are in the process of finalizing the terms and conditions of the corresponding agreement.

      MR3 has continued its working relationship with SRK Consulting, an independent, international consulting practice, to develop three opportunities for base metal removal from various large-scale mining operations. The revenue model for applications in this Conventional Mining and Ore (CMO) market involves processing system equipment sale, service contract for technical support and media supply, and recurring revenue from the sale of base metals recovered.

      MR3 is also collaborating with SRK Consulting and Arrakis Mining, a mining-related consulting, system design, and fabrication company, for rapid penetration of the Private Contract Environmental Remediation (PCER) market. Opportunities in this market are anticipated to involve the sale of turnkey processing equipment, vendor contract for support services, and contracts for the supply of special media for use in the metals extraction. The Company is negotiating with three commercial entities for the removal of contaminated metals from their large-scale mining operations. Implementation of MR3 processing systems for these large-scale operations is estimated to be in the range of 300-500 gallons-per- minute. The Company's goal is to penetrate this PCER market rapidly through several small-scale, first-phase demonstration efforts, followed by the design and implementation of the large scale processing systems in coordination with established firms, such as SRK and Arrakis.

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

      Over the next 12 months, MR3 plans to conduct technical and economic verification of contaminated soil remediation with an objective of forming another business development strategy to strategically capture and dominate this market objective.

      In anticipation of the need for working capital to provide marketing, preliminary sample testing, development, project validation and implementation services related to the aforementioned prospective projects, the Company initiated private placements in 2004 with a limited number of accredited investors. Total proceeds related to the private sale of its securities for third quarter 2004 and the first nine months of 2004 amounted to approximately $252,000 and $1,020,000, respectively.

      Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs, over the next twelve months, as presently outlined in its business strategy. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in designated market segments, expansion of facilities and possible acquisitions. The Company anticipates meeting its working capital requirement for the next twelve months through a combination of revenue generated from operations, project specific financing from third parties, certain debt instruments and additional sales of its securities on an as needed basis. If anticipated cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available and management will be reasonably successful in doing so. The primary and most significant expenditures for the balance of 2004 and 2005 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to anticipated operating agreements.

      Plant costs, associated with MR3 Technology engineering, design, construction and equipment, are expected to vary as a factor of the particular metals extraction application and required plant size. Future MR3 production facilities are expected to vary in initial cost from $500,000 to $2 million and above. Implementation schedules on a per project basis are expected to be in terms of less than one year. Development expenses for the MR3 technology will be limited to adapting the technology to specific field applications and are likely to be proportional to the number of projects contracted by the Company. The Company does not expect these technology development costs to exceed the revenues contemplated by each specific project.

      The design of the MR3 System lends itself to be scalable without material difficulty. The Company anticipates supplying the initial processing materials and provides for recurring materials (equipment, reagents, and media) to the licensee or contract client at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with a prospective license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates, as well as a monthly fee related to savings in capital and operating costs realized by the licensee or contract client from their normal operations.

      RESULTS OF OPERATIONS

      Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

      The Company did not generate any revenues from operations for the first nine months of 2004 or 2003. In fiscal year 2003 and through first nine months of 2004, management carried out the assessment of new opportunities for the migration of MR3's technology to more lucrative metal-related industries including, but not limited to the precious metals mining industries, specialty chemical production applications, and nuclear remediation projects and applications. In connection with its processing agreement with Fluor Hanford ("FH"), entered into in second quarter 2004, the Company has accrued $235,000 in deferred revenue as of September 30, 2004. The Company has received approximately $365,000 in payments from FH to date, but has elected not to record revenue until such time as the project is fully approved and signed off by FH. The FH agreement obligates the Company to provide rebates on payments made to the Company if the MR3 system does not meet final functionality requirements.

      The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold for the first nine months of 2004 or 2003, consistent with its aforementioned revenue recognition policy. The Company has accrued expenses corresponding to its revenue generation efforts at Fluor Hanford and will reclassify such expenses to cost of goods sold at such time as revenue is recognized.

      Total operating expenses for the third quarter and first nine months of 2004 amounted to $506,427 and $1,682,083, respectively, compared with $541,183 and $1,276,007 for the third quarter and first nine months of 2003. The decrease from third quarter 2003 to the comparable period in 2004 is primarily attributed to a decline in development expenses in third quarter 2004, as well as the recording in third quarter 2003 of a loss on equipment write-down amounting to $94,113. The increase of 31.8% for the first nine months of 2004 compared with the first nine months of 2003, is attributed to increases in personnel expenses, outside services and professional fees, office expense, depreciation and rent, consistent with the Company's increased business and technical operations in fiscal year 2004.

      Personnel expenses increased by $31,043 (19.7%) and $193,061 (57.1%) in the third quarter and first nine months of 2004, respectively, compared with the same periods in 2003. Personnel expenses increased due to the addition of staff and executive management related to the expansion of the Company's operating and development activities. Outside services and professional fees increased by $37,767 (44.9%) and $192,949 (48.3%) in the third quarter and first nine months of 2004, respectively, compared with the same periods in 2003. Outside services and professional fees in third quarter 2004 include approximately $95,380 in compensation expense to outside consultants and advisors related to the issuance of warrants, common stock for services and the accounting effects of warrants and options repriced in prior periods.

      The Company's development expenses decreased $67,293 (39.3%) in third quarter 2004 compared with third quarter 2003. Development expenses in third quarter 2003 included expenses related to site preparation at the Company's affiliated mining projects located in Nevada and Colorado, as well as site preparation expenses associated with its proposed precious metals processing facility in Lakewood, Colorado. The Company has discontinued the mining operations and none were in effect in third quarter 2004. Development expenses in third quarter 2004 were primarily related to the testing, documentation, enhancement and optimization of its technology processes.

      Rent expense amounted to $28,589 in third quarter 2004, a $19,897 increase over the same period in 2003, due in large part to the Company recording rent expense for its new Beverly, Massachusetts Technical Support Center offices. Depreciation expense amounted to $11,445 in third quarter 2004, a $10,441 increase over the prior comparable period in 2003 due to the addition of property and equipment in late 2003 and the first nine months of 2004. Office expense increased $27,502 to a level of $52,441 in third quarter 2004 compared with the third quarter of 2003 primarily due to increased expenses related to the Company's fund raising activities during the quarter and preparations for the Company's annual meeting held in September of 2004.

      Interest expense amounted to $61,618 for the third quarter of 2004 and $162,025 for the first nine months of 2004 compared with $32,496 for the third quarter of 2003 and $82,855 for the first nine months of 2003. The increase in interest expense in 2004 is primarily attributed to certain continuing note payables and credit facilities arranged by the Company in prior fiscal periods.

      The Company had net losses of $565,282 for the third quarter of 2004 and $1,839,926 for the first nine months of 2004 compared with net losses of $401,687 for the third quarter of 2003 and $1,189,206 for the first nine months of 2003. The increase in net loss for the third quarter of 2004 and first nine months of 2004 is attributed to the increase in operating expenses incurred by the Company in ramping up its business development and operational activities, as well as the accounting effect of recording compensation expense related to warrants and options issued in 2004 and prior periods. Compensation expense on stock options and warrants granted in the noted periods amounted to $76,380 for third quarter 2004 and $340,036 for the first nine months of 2004 compared with $33,588 and $151,349, respectively, for the same periods in 2003.

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

      At September 30, 2004, the Company had a working capital deficit of $1,242,699 compared with a working capital deficit of $982,347 at December 31, 2003. This 26.5% increase in working capital deficit is primarily attributed to the increase in cash used for operations during the first nine months of 2004 and an increase in accrued expenses, primarily related to the recording of interest expense in connection with debt instruments that were not fully in effect in fiscal year 2003. Cash declined from $288,674 at December 31, 2003 to $105,884 at September 30, 2004. Current liabilities at September 30, 2004 include an accrual of $235,000 for deferred revenue associated with cash payments made by Fluor Hanford in second and third quarter 2004 related to its MR3 system purchase agreement with the Company.

      At September 30, 2004 the Company had total assets of $959,361 and total shareholders' deficit of $1,540,266 compared with total assets of $701,260 and shareholders' deficit of $1,182,390 at December 31, 2003. The 36.8% increase in total assets over the periods noted above is primarily attributed to the purchase, with the proceeds from its recent private placements, of property and equipment for its own use and for fulfillment of its deliverable obligations under the Company's Fluor Hanford agreement. The Company recorded $302,760 in prepaid expenses at September 30, 2004 compared with $0 at December 31, 2003. These prepaid expenses are primarily associated with the Fluor Hanford agreement and will be adjusted accordingly when the Company recognizes revenue for the project, which is anticipated to occur in fourth quarter 2004. The 30.3% increase in total shareholders' deficit over the periods noted above is primarily attributed to the increase in operating expenses related to the Company's intensified business activities in third quarter and first nine months of 2004, which contributed to net losses in the period.

      For the three-month period ended September 30, 2004 and 2003, net cash used by operating activities totaled, $315,267 and $478,567, respectively. In third quarter 2003, the Company used cash in its operations related to expanded activities in its mining-related development activities, which were discontinued prior to third quarter 2004. For the nine-month period ended September 30, 2004 and 2003, net cash used by operating activities totaled $1,248,815 and $914,034, respectively. The 36.6% increase in net cash used for operating activities for the first nine months of 2004 is attributed to the expanded business activities of the Company compared with the same nine-month period in 2003.

      For the three-month period September 30, 2004 and 2003, net cash used by investing activities amounted to $16,576 and $56,945, respectively. For the nine-month period ended September 30, 2004 and 2003, net cash used by investing activities amounted to $166,777 and $78,422, respectively. Cash used by investing activities relates to the purchase of equipment and property in the noted periods.

      For the three-month period ended September 30, 2004 and 2003, net cash provided by financing activities totaled $243,593 and $635,000, respectively. For the nine-month period ended September 30, 2004 and 2003, net cash provided by financing activities totaled $1,232,802 and $1,136,000, respectively The Company realized cash in the noted periods from financing activities such as the private sale of its securities, the exercise of warrants, note payables with shareholders and other private debt instruments.

      In 2003, the Company had a 10% note payable with an outstanding principal balance of $131,608, which was due and payable on January 1, 2004. Accrued interest and principal totaled approximately $144,769 on January 1, 2004. As of September 30, 2004, the note was overdue and on November 1, 2004, the note holder agreed to modify the terms of the note in consideration of certain undertakings by the Company. The note was amended to include accrued interest as of November 1, 2004 and the repayment date was extended to January 1, 2006. The total principal amount of the note now amounts to $156,833 and carries an interest rate of 10% per annum. In consideration of modifying the terms of the note, the Company agreed to extend the expiration date of 300,000 warrants owned by the note holder from January 1, 2005 to January 1, 2007. In addition, the Company agreed to register 900,000 common shares underlying warrants previously granted to the note holder consistent with the Company's obligations for registering unrestricted common shares pursuant to its recent private sale of securities.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of June 2005.

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

      On October 18, 2004, MR3 Systems, Inc. ("MR3 or the Company") filed a legal action MR3 Systems, Inc. v. Linsa Associates, Ltd., et. al. CGC-04-435558 in California Superior Court, in and for the City and County of San Francisco, against Linsa, Ltd., et al. ("Linsa"), for breach of contract and declaratory relief in connection with the Company's MR3 Technology Transfer Agreement ("Agreement") with Linsa. These claims arise out of Linsa's failure to use its best efforts to commercialize the MR3 Technology, as required under the Agreement, and to correct a default on monies owed to MR3 for services performed under the Agreement.

      In response to a July 13, 2004 communication from Linsa regarding certain claims by Linsa with respect to the Agreement, the Company notified Linsa on August 3, 2004 that it was in default under the Agreement for its failure to pay MR3 for $56,000 in invoiced charges related to services performed on behalf of Linsa pursuant to the Agreement. The Company provided Linsa with a 10-day cure period to correct the default. On August 26, 2004, the Company further notified Linsa that it rejected any claim by Linsa that MR3 had breached its obligations under the Agreement and reaffirmed its proper transfer of the MR3 Technology by providing an additional copy of the relevant technical documentation. The Company provided Linsa an additional 15-day cure period to become current with its $56,000 obligation to MR3. As of October 18, 2004, Linsa has failed to correct its breach of the Agreement resulting in the Company's action for breach of contract and declaratory relief.

ITEM 2. CHANGES IN SECURITIES

      In third quarter 2004, the Company sold 1,253,000 common shares to seven accredited investors or entities pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 1,253,000.

      In third quarter 2004, the Company issued a net amount of 35,714 shares to an employee of the Company pursuant to the cashless exercise of warrants.

      In third quarter 2004, the Company issued 75,000 common shares to an independent party as consideration for a $15,000 finder's fee earned in connection with the Company's private sale of securities in the quarter.

      In third quarter 2004, the Company granted 10,000 warrants to purchase common shares of the Company's stock to ten of its advisory board members for an aggregate total of 100,000. The warrants are exercisable over a four-year period at a price of $0.20.

      In third quarter 2004, the Company issued 1,000 common shares pursuant to the conversion of 1,000 preferred shares.

      In June of 2004, the Company granted a key employee 750,000 warrants to purchase the Company's common stock at an exercise price of $0.35 for a five-year period. The warrants vest equally over a twenty-month period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pursuant to written notice to shareholders of record as of July 22, 2004, the Company held its Annual Meeting of shareholders on September 20, 2004 at the Hyatt Regency San Francisco, 5 Embarcadero Center, San Francisco, California. Four voting proposals were put forth to shareholders at the annual meeting. Description and voting results of the four proposals are as follows:

Proposal 1 - To elect two directors, Randall S. Reis and William C. Tao, to the Board of Directors of MR3 Systems, Inc., to serve for the ensuing year or until their successors are duly elected and qualified. 46,641,785 votes and 46,640,785 votes were cast FOR Dr. Tao and Mr. Reis, respectively. These votes each represent greater than 99% of votes cast and 71% of shares outstanding as of the record date. The proposal to elect Dr. Tao and Mr. Reis was passed.

Proposal 2 - To ratify the proposal to amend the Articles of Incorporation to increase the Company's authorized base of Common Shares to 250,000,000 shares from the current level of 100,000,000. 46,093,424 shares were cast FOR the proposal. These shares represent greater than 98% of votes cast and 71% of outstanding shares as of the record date. The proposal to amend the articles of Incorporation to change the capitalization of MR3 Systems, Inc., was passed.

Proposal 3 - To ratify approval of the MR3 Systems 2004 Stock Incentive Plan. 27,770,890 shares were cast FOR the proposal. These shares represent greater than 91% of the votes cast and greater than 42% of the outstanding shares as of the record date. The proposal to amend the capitalization of the Company was passed.

Proposal 4 - To ratify the appointment of Pohl, McNabola, Berg & Company LLP (formerly Berg & Company) as independent auditors for the Company for the fiscal year ending December 31, 2004. 46,961,337 shares were cast FOR the proposal to appoint Pohl, McNabola, Berg & Company as the Company's independent auditor for fiscal year 2004. These shares represent greater than 99.9% of the votes cast and greater than 72% of the outstanding shares as of the record date. The proposal to appoint Pohl, McNabola, Berg & Company as the Company's independent auditors was passed.

ITEM 5. OTHER INFORMATION

      For third quarter 2004, the duties of Chief Financial Officer continued to be assigned to Mr. Randall S. Reis, Chairman of the Board on an interim basis. Mr. Reis has been a principal shareholder and officer of the Company since its inception.

      Mr. Bradley N. Rotter resigned his position as Chief Executive Officer as of April 30, 2004. Mr. Rotter remained a non-officer employee of the Company through August 31, 2004 in a finance and investment guidance position. Mr. Rotter maintained his position as a Director of MR3 until his successor was elected at the Company's annual meeting held on September 20, 2004. In consideration of his performance and contributions during the noted four month period, the Company granted Mr. Rotter 333,336 warrants, vesting immediatelyafter August 31, 2004, and exercisable at $0.23 for a five-year period, which represents the total amount of warrants Mr. Rotter would have receivedduring the period pursuant tohis employment agreement had it been in effect through August 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Strategic Alliance and Project Venture Agreement between the Company and Caddell & Associates, LLC dated August 23, 2004.

      31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on October 18, 2004, related to the disclosure of MR3's filing of a legal motion for breach of contract and declaratory relief in connection with a MR3 Technology Transfer Agreement with Linsa Associates Ltd.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MR3 SYSTEMS, INC.


Date: November 12, 2004                          By: /S/ RANDALL S. REIS
                                                     ---------------------------
                                                     Randall S. Reis
                                                     Chief Financial Officer


Date: November 12, 2004                          By: /S/ WILLIAM C. TAO
                                                     ---------------------------
                                                     William C. Tao
                                                     Chief Executive Officer