Form 10KSB
period 2004-12-31
MR3 SYSTEMS INC
filed 2005-05-20
CIK 1133541

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $ 380,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,496,787 (based on price of $0.085 per share on May 18, 2005).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                    Outstanding as of May 18, 2005
         -----                                    ------------------------------
Common Stock, Par Value $0.01                                70,046,766

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format. Yes |_| No |X|

                                MR3 Systems, Inc.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item 1.   Description of Business.......................................... 01

Item 2.   Description of Property.......................................... 16

Item 3.   Legal Proceedings................................................ 16

Item 4.   Submission of Matters to a Vote of Security Holders.............. 16

                                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......... 17

Item 6.   Management's Discussion and Analysis and Plan of Operation....... 20

Item 7.   Financial Statements and Supplementary Data...................... 26

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 26

Item 8A.  Controls and Procedures.......................................... 26

Item 8B.  Other Information................................................ 26

                                              PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange......... 27

Item 10.  Executive Compensation........................................... 31

Item 11.  Security Ownership of Certain Beneficial Officers and Management. 34

Item 12.  Certain Relationships and Related Transactions................... 36

                                               PART IV

Item 13.  Exhibits and Reports on Form 8-K................................. 37

Item 14.  Principal Accountant Fees and Services........................... 38

          Signatures....................................................... 39

          Index to Financial Statements.................................... 40

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

Business of the Company

Principal Product and Services

      MR3 Systems, Inc. is a provider of turnkey commercial solutions for metals-related remediation applications and precious metal extraction, separation, and purification opportunities. MR3's business objective is to provide the most cost effective metal recovery systems, both in terms of capital expenditures and operating costs, while providing the most robust continuous separation and recovery of individual difficult/valuable metals. MR3's chelation driven resin technology is targeted to chemically process and separate soluble metals and elements found primarily in mining ores and concentrates, industrial effluents, hazardous wastes, complex metals sources and other aqueous solutions.

      Certain metal ores and concentrates may require MR3 to pretreat and leach the specific metals in the ore, and create a pregnant liquor base for further extraction and purification. MR3 may provide its custom solutions utilizing its own unique media and resin applications or in concert with third party strategic partners to provide a complete turnkey solution from mechanical pretreatment (such as grinding), chemical treatment (such as leaching) through final metals concentration and collection. MR3 approaches each problem or opportunity with a custom driven solution based on MR3's technical evaluation of each unique situation and the characteristics of the particular metal laden application.

      MR3 Systems plans to either license its technology for use in mining, industry and environmental remediation, directly implement the technology in project specific applications, or joint venture with strategic partners to exploit the opportunity. MR3's technology has many applications in numerous vertical markets including, but not limited to: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites including nuclear related sites. The metals and specialty chemical products, if any, produced by the Company will likely be offered for sale to metals and chemical commodities brokers, refiners, and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology.

      In May of 2004, the Company entered into an agreement with Fluor Hanford (see Exhibit 10.1) and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. In coordination with Fluor Hanford, MR3 initiated the treatability testing for the targeted hexavalent chromium metal in July 2004. In September 2004, MR3 and Fluor Hanford completed its first media generation cycle as specified in the agreement, in which extracted chromium VI was stripped from the MR3 processing system, reduced to chromium III, and removed for permanent disposal. During the fourth quarter 2004, the Company completed all of its primary obligations under the agreement and successfully transferred operations of the MR3 system to Fluor Hanford personnel.

      The Company also fulfilled certain documentary (manuals, specifications, drawings, etc.) and training obligations for Fluor Hanford, and initiated technical support activities. The Company recognized $380,000 in revenue in fourth quarter 2004 as a consequence of meeting its obligations under the agreement. With the successful implementation of the Fluor Hanford remediation project, management is developing a strategy to implement similar MR3 turnkey systems for various public and private remediation projects in the United States. At present, the Company has no other such remediation project underway.

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

      In August 2004, the Company entered into an agreement (see Exhibit 10.3) with Caddell & Associates of Denver, Colorado ("Caddell"), to jointly provide combined turnkey processing systems to certain MR3 clients for the extraction and separation of precious and base metals from their mineral deposits. Under the agreement, MR3 secured exclusive rights to commercialize Caddell's Halogen Vapor Leaching System (HVLS) technology. This technology is designed to recover precious metals from alluvial ore bodies, tailings, clay deposits, and various refractory minerals found in the Unconventional Mining and Ore (UMO) vertical market. Source materials can be fed continuously into the HVLS tubular reactor geometry at rates from 20 to 200 tons per day.

      During the fourth quarter 2004, Caddell & Associates undertook, for the partnership, the construction of a 1-5 kg batch HVLS for benchmarking, testing of ores, and process development. The combination of the HVLS and MR3's core ion-exchange technology is expected to be a cost effective, robust, automated processing system for implementation with prospective MR3 clients in several markets, specifically in the aforementioned UMO, the Private Contract Environmental Remediation (PCER), and Oil Brines and Geothermal Fluids (OBGF) vertical markets. Both MR3 and Caddell intend to continue the process development and scale-up of the HVLS, with the anticipation of constructing and testing a 1-2 tons per day pilot unit at MR3's Englewood, Colorado laboratory in the third quarter 2005. Management anticipates that it will be obligated to provide funds on a shared investment basis for such construction.

      During the third and fourth quarters 2004, the Company entered into various discussions with independent mining contractors in Nevada, Arizona, Idaho, and Montana for the processing of their mineral deposits. Management projects that its first turnkey processing system will be implemented during the third and fourth quarters 2005 in Nevada with Franklin Lake Resources, Inc. ("FLR"), a public Nevada corporation, for the recovery of precious metals from clay deposits.

      In September  2004, the Company  entered into an exclusive  agreement (see
Exhibit 10.4) with FLR for the processing of their mineral deposits locating in a volcanic lakebed in Death Valley Junction, California. The parties are moving forward to establish project financing for the construction of a 100 - 250 tons-per-day processing facility to be located at Franklin Lake Resources' site at Amargosa, Nevada. The processing facility is projected to consist of three unit operations: i) concentration of the head ore to a higher grade; ii) HVLS to extract precious metals into saturated liquor; and iii) separation of the precious metals with MR3's Ion-Exchange system. During the fourth quarter 2004, MR3 initiated the evaluation of pre-treatment technologies for the grinding and leaching of FLR ores. Management anticipates the design and construction of the Amargosa facility to start in the fourth quarter 2005, provided that sufficient investment capital can be raised in a timely manner. Management can provide no guarantees as to the success of such investment capital efforts.

      In November 2004, the Company entered into a Strategic Alliance and Project Venture Agreement (see Exhibit 10.6) with The Purolite Company ("Purolite"). The agreement provides for the formation of an exclusive venture and a general collaborative framework for mutual research and development of novel resins and separation processes, as well as marketing of any turnkey solutions based on such developments. The first two specialized resins to be developed under this agreement include resins for selenium and perchlorate removal. Management views the partnership with Purolite as a significant strategic step for MR3 in developing and manufacturing the next generation of resin and media for the extraction of metals from both the mining and remediation market sectors. To date, no resins have been developed for commercial use under the strategic alliance.

      The research, development, bench-scale testing, pilot scale validation and commercialization of the unique products and processing solutions will be performed jointly by the Company and Purolite, with the ownership of the resulting intellectual property to be shared equally by the parties. The agreement positions Purolite to manufacture and market the developed products worldwide, with MR3 supporting the turnkey applications in the various market sectors. The partnership, which provides MR3 with sharing of royalties from the sale of the developed products, is designed to rapidly develop, test, manufacture, and implement turnkey solutions for the identified markets

      The Company has established strategic relationships with mining and engineering consultancy firms, such as Arrakis, Inc., a mining-related consulting, system design, and fabrication company, and SRK Engineering, to provide engineering, cost modeling, project due diligence and mining related consulting support to the Company's service capabilities. In association with these firms, and other firms with related expertise, the Company intends to offer fee based services to its clients including: (i) materials assessment and pre-engineering services; (ii) plant engineering and construction services;
(iii) fabrication, delivery and installation of fully configured process components including the necessary proprietary automation systems and medias;
(iv) plant monitoring, operational and maintenance services; and (v) special selective media preparation and production.

      From time to time management has retained SRK engineering, an independent, international consultancy group offering services mainly from earth and water resource industries, in support of the Company's technical requirements. For mining related projects, SRK offers services from exploration through feasibility, mine planning, and production to mine closure. SRK, which began as Steffen, Robertson & Kirsten in 1974, employs more than 500 professionals internationally and employs leading specialists in each field of science and engineering. SRK was retained to review MR3's basic design criteria for its metals extraction process and provide guidance on improving overall engineering efficiency for commercial level operations. SRK will also provide detailed design and engineering support to create definitive operating and cost estimates for project related plant construction and anticipated performance estimates. SRK may also provide project management support in instances where MR3 assumes the leading role in management of a project.

      On November 1, 2003, the Company opened a testing laboratory and customer support facility in Beverly, Massachusetts to simulate actual field applications on a pilot scale basis, test samples from prospective client projects, provide the basis for determining practicable solutions for designated applications, perform quality control, and enable further research and development of the MR3 technology. As a cost cutting measure related to complimentary testing and development expenses, the Company closed the Beverly technical support center and relocated its laboratory to Englewood, Colorado in fourth quarter 2004 under a sublease agreement with Arrakis, Inc.

      In October 2003,  management  arranged a $1,250,000  credit  facility (see
Exhibit 10.5) which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The Company received the first distribution of $250,000 in loan proceeds on October 14, 2003, the second distribution of $250,000 on December 17, 2003 and the third distribution of $250,000 on February 2, 2004. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. The credit facility also has an equity conversion feature allowing the lender, High Stakes Capital--a private equity and financing group--to convert the loan into percentage ownership in the plant.

MR3 Technology

      MR3's primary technology combines high-affinity metal capture, metal refining, waste decontamination, and water purification into a single integrated system. This technology is used to separate and recover valuable metals from industrial wastes and other complex metals sources. The MR3 System is a selective metals removal and reclamation process that extracts individual metals and separates them into high purity fractions using a low-temperature, cost-effective, passive process. At present, the MR3 technology is not protected by any Company owned patents. The Company attempts to protect its proprietary technology through a combination of trade secrets, proprietary know-how, non-disclosure agreements, employment and consulting agreements, and other common law remedies.

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

      The MR3 System is designed to generate little or no waste of its own, and thus is environmentally beneficial and management believes it is also economically sound. Low capital, operational, and maintenance costs, in conjunction with innovative engineering, should generate net revenues from applications previously considered cost-prohibitive.

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

            Potential Applications

      The MR3 technology can be used to extract and recover metals from a vast range of sources, originating as both solid and aqueous states. Specific examples of applications include:

o Water purification, metal reclamation, and refining from metal-laden industrial water or sludge waste.
o     Water purification and metal reclamation from metal-laden acid mine water.
o Metal reclamation (including precious metals) from mining tailings and ore.
o     Cleaning sewage sludge and sewage sludge ash.
o     Cleaning fly ash and bottom ash.
o     Cleaning contaminated soils, including silt and clay fractions.
o     Cleaning  ground water of heavy metal  contamination,  including  chromate
      (Cr-6).
o     Cleaning harbor and lake sediments.
o     Recovery of metals and water from plating rinse waters.
o Recovery of metals from hydroxide sludge from the metal finishing industry.
o High-affinity capture of low concentrations of radionuclides (e.g., Cs-137,
o     Co-60, Sr-90, Pu) from water.
o     Recovery and purification of precious metals from ore and placer.
o     Recovery of individual metals from process residuals (e.g., flue dusts).
o Recovery of individual metals from bag-house contents (e.g., electric arc furnace dust).
o     Recovery of individual metals from slags and cinder.
o Selective recovery of the oxidized iron ion, leaving the non-oxidized ion, from pickling baths used in the auto industry.
o Selective removal of iron from electro-galvanizing baths to greatly prolong bath life.
o Removal of extremely low concentrations of industrial metals from sewage plant outflows.
o     Removal and recovery of metals from spent catalysts.
o Removal of metals from wastewater of electronics industry (circuit boards, thick films, thin films, wafers).
o     Recovery of precious metals from computer junk.
o Metal decontamination of blasting sand used in paint removal from ships, etc., and recycling of the sand.
o Recovery of selenium from agricultural irrigation waters, from water used to wash crude oil, and from waste water from the Xerox production process; and
o Selective removal of contaminating iron from any aqueous solution for the prevention of microbial growth.

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

Related Markets

      The Company currently utilizes its technology to operate primarily as a high technology metals extraction and recovery company, producer of specialty chemical products and provider of environmental remediation services. The Company intends to commercially manufacture certain precious metals, such as gold, silver and platinum, and various chemical products, such as potassium dichromate, copper sulfate and zinc sulfate, for sale to third parties. The Company considers the primary markets for its products to be specialty and precious metal commodities brokers located domestically and internationally

      According to the Mine Safety and Health Association ("MSHA"), currently there are over one hundred active gold and other precious metals mine locations in the United States. The USGS reports that in 2002 gold was produced at about 52 major lode mines, a dozen or more larger placer (a glacial or alluvial deposit of sand or gravel containing eroded particles of valuable materials) mines and numerous smaller placer mines (mostly in Alaska and Western States). In addition, there are thousands of "inactive" or "shutdown" precious metals mine sites and other locations where conventional mining would be impractical or cost inefficient. Management believes that there will be more than adequate source materials well into the future for its projected precious metals mining and processing activities.

      Management further believes that there are numerous hazardous chemical, waste dump and other environmentally challenged sites around the world that would provide sufficient source materials for the production of specialty chemicals, as well as numerous sources for the purchase of said resultant specialty chemicals.

Current Operations

MR3 Processing Facilities

      With the exception of the recently completed Fluor Hanford project, the Company has not deployed any new fully operational metals related processing systems in calendar year 2005.

      The MR3 process consists of a continuous operation in which various steps--selective capture, purification and concentration--have been integrated into one automated modular treatment facility. Plants utilizing the MR3 processing technology can be constructed proportional to the requirements of the designated application. MR3 plants can range from bench-scale pilot systems, room size system implementations for small to midsize applications, and full building size facilities for large scale extraction, production or reclamation operations. The MR3 technology is modular in design and can be scaled accordingly to meet the size and scope of the particular application. The nature of MR3's modular plant construction is such that it facilitates disassembly and transportation to other locations once the requirements of an application has been satisfied. The Company intends to initially focus on applications where the targeted metals source material is already in a liquid or slurry form or circumstances where the client assumes that responsibility. Consequently, projected expenses related to handling, pretreatment, separation of solids, and converting the raw materials into a saturated solution form should be dramatically reduced or eliminated.

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

            Linsa Joint Venture

      Effective April 10, 2002, the Company entered into a Joint Venture and Technology Transfer Agreement with Linsa Associates Ltd., a British Virgin Islands Company ("Linsa"), to commercialize the MR3 Technology in Canada, Australia, Asia and the Middle Eastern Territories. Both parties agreed to share all the distributable profits resulting from the use of the MR3 Technology to which they are collectively entitled on a 50%-50% basis. In February 2004, management negotiated an amendment with Linsa to reduce the number of exclusive jurisdictions to Taiwan and Egypt, including affiliates or subsidiaries operating outside of the restricted jurisdictions subject to certain conditions. In October 2004, the Company filed for declaratory relief (see MR3 Current Report on Form 8-K filed with the Commission on October 18, 2004) with respect to the agreement. Linsa concurrently filed suit against the Company in the jurisdiction of Delaware. The parties have agreed to stay further prosecution on this legal matter pending voluntary non-binding mediation

Competition

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

      MR3's principal technology approach is based on applications of its chromatographic media to industrial scale treatments of concentrated aqueous solutions for metals separation and recovery. The Company expects that it will achieve a competitive advantage with the aforementioned competitors through the cost effective utilization of its uniquely formulated metals-extraction media at commercial production levels, as well as its exclusive partnerships with notable third party providers of complimentary technologies.

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

Research and Development

      Research and development expenditures represent internal costs incurred in connection with the Company's testing, documenting, enhancement and optimization of its hazardous waste and precious metals recovery processes. The primary emphasis of the Company's research and development efforts is to tailor the existing MR3 technology to meet the commercial level processing requirements of the unique project source materials. Research and development costs are expensed as incurred and the majority of expenditures in 2004 and 2003 are directly related to personnel and consulting costs. The Company does not presently license any third party technology in its operations. Aggregate development expenses, inclusive of research and development, for 2004 and 2003 were approximately $474,000 and $545,000, respectively.

      In consideration of its planned activities, the Company expects that its research and development expenditures will materially increase in 2005 and beyond. The majority of research and development work will be undertaken at its technical support facility located in Englewood, Colorado and at prospective operating locations.

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

Compliance with Environmental Laws

      The Company's metals extraction and recovery projects are subject to various federal agencies (i.e., Environmental Protection Agency, Nuclear Regulatory Commission), state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a way that safeguards public health and the environment. Management believes that its future operations will readily be conducted in material compliance with environmental laws and regulations applicable to its mechanical and chemical processing technology.

      Changes to current local, state or federal laws and regulations in the jurisdictions where the Company operates, or may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects. The Company reasonably estimates, however, that it will not incur material expenditures for environmental regulation compliance and education during fiscal year 2005 or for the foreseeable future.

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

      Prior to 2003, the Company recorded accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. These costs were estimated at approximately $38,250 and were recorded in the Company's financial statements for the period ended December 31, 2004. In January 2004, the Company received notification of settlement with the Montana Department of Environmental Quality ("MDEQ")for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004. MR3 received notification on June 7, 2004 from the MDEQ that the matter was considered closed.

Patents, Trademarks and Other Licenses

      The Company claims no patents or trademarks. The Company has license agreements with Caddell Associates and Purolite, the terms of which are more fully disclosed in the Principal Products and Services section of this annual report.

Employees

      As of the date hereof, MR3 employs five full-time employees, two of which are executive officers, two in administrative matters and one in senior technical management. The Company hires independent contractors and outside service providers on an as-needed basis. The Company has no collective bargaining agreements or other such labor contracts with its employees and believes that its employee relationships are satisfactory. In the long-term, management will likely hire additional staff to meet its anticipated growth rate requirements. Management does not anticipate encountering problems in its ability to hire individuals with the requisite employee skill set.

Financial and Public Relations

      In September 2003, the Company retained The Wells Group, Inc., a Scottsdale, Arizona based investor relations consulting firm and unrelated party, to implement a proactive national investor relations campaign. The Wells Group participated in developing the Company's perception and positioning activities, arrange and coordinate presentations and serve as the primary information resource on behalf of the Company to the professional investment community. The Wells Group also provided media relation activities and comprehensive information fulfillment services for all inquiries by shareholders or prospective investors. The term of the agreement was for twelve months and either party could terminate the agreement with thirty days notice after the sixth month. In compensation for its services, The Wells Group received 250,000 restricted shares of the Company's common stock for each three-month period The Wells Group provided its services under the agreement. In April 2004, the parties extended the agreement through December 31, 2004 in consideration of the issuance of 500,000 common shares by MR3 to The Wells Group. The Company may elect to retain such services in 2005, but has not done so as of this date.

Risk Factors Relating to the Company's Business

      Management cannot be certain that the Company's acquisition and processing activities will be commercially successful.

      As of this date, the Company has no facilities in operation that produce precious metals or other saleable chemical products in commercial quantities. Substantial expenditures are required to build and develop MR3 processing facilities capable of generating such levels of precious metals and specialty chemical products. There can be no assurance that any probable precious metal reserves predicted in the Company's prospective projects will meet expectations or be present in sufficient quantities to justify commercial operations. In addition, there can be no assurance that precious metals recovery in small-scale laboratory tests or pilot plant conditions will be duplicated in commercial production levels under actual on-site conditions. In addition, there are no assurances that any additional funds required by the Company for multiple facility developments can be obtained in a timely manner. Should these events materialize, they could have a materially adverse impact on the Company's business operations and negatively affect future potential revenues and/or profitability.

      The Company's technology has only been employed at a high-rate commercial processing level for limited periods of time in several applications. As such, the Company does not have a history of cost effective commercial level processing with respect to its current business strategy over a long period or other extended basis. Consequently, the Company could experience unanticipated expenses resulting from unknown factors occurring during comprehensive operations over a full year basis. These unanticipated expenses could have an adverse affect on the Company's profitability from planned operations.

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

      Difficulties in Future Funding Could Hinder Growth and Development of the Company's Business

      In the past, the Company has financed much of its operations from borrowing and the sale of its securities pursuant to private placements, convertible debt instruments, and other warrant agreements. It is likely that the Company will be required to seek additional external funding sources to satisfy the Company's future working capital demands if its operations do not produce the anticipated level of profitability. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

      Concentration of Share Ownership Gives Control of the Company to a Small Group

      The Company's directors, executive officers and other principal shareholders own approximately 41.40% of the Company's outstanding common stock as of March 31, 2005. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

      Limited Public Market for the Common Stock

      The Company's common stock is presently quoted on the OTC Bulletin Board and its securities are traded by broker-dealers. Because shares of the Company's common stock are not currently quoted on a recognized national securities exchange in the United States, the shares are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny-stocks." Broker-dealers dealing in penny-stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. Accordingly, there can be no assurance that an active trading market in the Company's shares will be sustained. Additional disclosure on penny-stocks and related restrictions is provided in Item 5. Market For Registrant's Common equity and Related Stockholder Matters.

      The Company's limited financial condition could hinder its efforts to raise new capital.

      The Company has generated only limited revenues to date and has incurred operating losses since its inception. The Company has not yet established a source of revenues sufficient to cover its operating costs. For the years ended December 31, 2004 and 2003, the Company had net losses of $2,359,527 and $1,648,721, respectively. At fiscal year end 2004, the Company's liabilities exceeded its assets. There can be no assurance that the Company will generate revenues in a timely manner in the future, that it will not continue to have losses, or that it will be able to maintain funding such losses if they continue. In the past, the Company has successfully raised funds to cover its expenses through the sale of its securities utilizing various financial instruments such as private placements, convertible notes, and warrants agreements despite its lack of profitability and weak financial condition. The Company reasonably believes that it will be able to raise necessary working capital in a timely manner to carry out its plan of operations for the foreseeable future. Should the Company not be able to raise sufficient funds through these means or through licensing sales, it could adversely impact its ability to fund all critical operations and new business development activities in accordance with its existing business strategy.

ITEM 2. PROPERTIES

      The Company's leases 1,873 square feet of office space at 435 Brannan Street, Suite #200, San Francisco, California for its executive offices. The Company is committed under a recent extension to its operating lease for a period of two years beginning October 1, 2004 and expiring September 30, 2006. This lease requires monthly rental payments of approximately $2,950.

      The Company leased 3,700 square feet of commercial office space within the Cummings Center located in Beverly, Massachusetts for its testing laboratory, research and development, and customer support requirements. In January 2005, the Company elected to vacate the premises and relocated its testing and development activities to 3040 South Vallejo Street, Englewood, Colorado, under a sublease arrangement with an associate consultancy firm, Arrakis, Inc. MR3 is committed under its sublease for a period of five years beginning March 15, 2005 and expiring on March 14, 2010. The sublease requires monthly rental payments of approximately $2,570. The Company has accrued certain amounts in its financial statements to account for any potential liability (difference in sublease arrangements) that may arise out of the Company's action in vacating its remaining lease obligations at the Beverly, Massachusetts facility.

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

      On October 18, 2004, MR3 Systems, Inc. ("MR3 or the Company") filed a legal action MR3 Systems, Inc. v. Linsa Associates, Ltd., et. al. CGC-04-435558 in California Superior Court, in and for the City and County of San Francisco, against Linsa, Ltd., et al. ("Linsa"), for breach of contract and declaratory relief in connection with the Company's MR3 Technology Transfer Agreement ("Agreement") with Linsa. These claims arise out of Linsa's failure to use its best efforts to commercialize the MR3 Technology, as required under the Agreement, and to correct a default on monies owed to MR3 for services performed under the Agreement. Concurrent with the Company's legal action, Linsa filed suit on this dispute against MR3 in the jurisdiction of Delaware. The parties have agreed to stay further prosecution on this legal matter pending voluntary non-binding mediation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

      Pursuant to written notice to shareholders of record as of July 22, 2004, the Company held its Annual Meeting of shareholders on September 20, 2004 at the Hyatt Regency, San Francisco, California. Four voting proposals were put forth to shareholders at the annual meeting. Description and voting results of the four proposals are more fully disclosed in the Company's quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the Commission on November 15, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Effective March 23, 2004, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "MRMR." For a portion of first quarter 2004 and for calendar year 2003, the Company's stock traded over-the-counter on the Pink Sheets and was quoted through the National Quotation Bureau's Electronic Quotation System, also under the symbol MRMR. Due to a delay in the timely filing of its 2004 annual report on Form 10-KSB, the Company's common stock has been quoted under the symbol "MRMRE" as of April 22, 2005.

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

Year             Quarter Ending                  High Bid         Low Bid
----             --------------                  --------         -------
2005             March 31, 2005                  $  0.19          $  0.13
                 Through May 18, 2005            $  0.16          $  0.07
2004             March 31, 2004                  $  0.60          $  0.24
                 June 30, 2004                   $  0.60          $  0.26
                 September 30, 2004              $  0.30          $  0.15
                 December 31, 2004               $  0.29          $  0.16
2003             March 31, 2003                  $  0.26          $  0.09
                 June 30, 2003                   $  0.28          $  0.11
                 September 30, 2003              $  0.33          $  0.17
                 December 31, 2003               $  0.50          $  0.22

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

Record Holders

      As of December 31, 2004 there were approximately 414 shareholders of record of MR3 Systems, Inc. common stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of its outstanding common stock is held in broker "street names" for the benefit of individual investors or other nominees.

      As of December 31, 2004 there were approximately 81 shareholders of record of MR3 Systems, Inc. Series A preferred stock. As of December 31, 2004, there are 232,714 shares of preferred stock issued and outstanding. Preferred stock is convertible into common shares on a one-to-one ratio. There is no market for the trading of the Company's preferred stock.

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

Equity Compensation Table

      The following table provides information about the Company's common stock that may be issued upon the exercise of options and warrants under all of the Company's equity compensation arrangements as of December 31, 2004. In third quarter 2004, the Company adopted a formal equity based incentive compensation plan, approved by shareholders during the Company's annual meeting, for the benefit of employees and/or non-employees. With the exception of employment agreements entered into with Messrs. Tao, Reis, Rotter, and DeVoe (which were not approved by a vote of shareholders), all securities disclosed in the table below resulted from individual grants of options and warrants for services provided to the Company or expected to be provided to the Company and were unrelated to any written compensation plan or agreement.

                      EQUITY COMPENSATION PLAN INFORMATION

             Plan category                Number of securities to be      Weighted average exercise       Number of securities
                                             issued upon exercise                 price of               remaining available for
                                            of outstanding options,         outstanding options,             future issuance
                                              warrants and rights            warrants and rights
                                                      (a)                            (b)                           (c)
Equity compensation plans                             -0-                            -0-                        7,000,000
approved by security holders
Equity compensation plans not approved            33,362,603                       $0.172                          -0-
by security holders
Total                                             33,362,603                       $0.172                       7,000,000

Recent Sales of Unregistered Securities

      Fourth Quarter Funding and Dilutive Instruments

      None

      Fourth Quarter 2004 Stock Issuances

      1. A total of 27,343 shares were issued to two individuals in exchange for services rendered to the Company.

      2. An aggregate of seven individuals or entities were issued 3,349,087 shares pursuant to the cashless exercise of warrants issued in prior periods. 1,028,940 of these shares related to cashless warrants issued to Dr. Irving DeVoe, former Director and Chief Science Officer.

      3. A total of 350,000 shares were issued to three individuals pursuant to the conversion of warrants at an exercise price of $0.10.

      4. A total of 203,343 shares were issued to Zevtec pursuant to the conversion of warrants at an exercise price of $0.07. At the direction of Zevtec, the Company allocated $14,234 of accrued interest owing to Zectec as of 9/30/04 to the conversion of outstanding warrants.

      5. One individual was issued 50,000 shares pursuant to the exercise of warrants at an exercise price of $0.03.

      The above issuances were not registered under the Act. Each issuance of convertible debt instruments, common stock, or warrants was made in a private, isolated transaction with either an affiliate of the Company or a person familiar with the operations of the Company. There was no general solicitation of potential purchasers, rather, securities were offered only to persons known by directors, employees or agents of the Company. The Company also made available to prospective purchasers general information about the business, including financial statements and other information that might be requested. With the exception of the common shares issued to Dr. DeVoe pursuant to the "cashless" exercise of warrants held greater than two years, the aforementioned issued securities were deemed "restricted" as defined by the Act and all certificates representing the issued securities bore appropriate restrictive legends. Accordingly, the issuances were made in transactions not involving a public offering and were exempt from registration under Section 4(2) of the Act.

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

Overview

      Since 1997, the Company has been engaged in developing and applying its technology for the efficient recovery, separation and purification of metals from various aqueous streams of source material. The technology originated from research in microbiology on how microbial cells efficiently acquire their essential nutrient metals such as calcium, copper, zinc, etc. The MR3 technology is an automated, modular metals reclamation system that integrates specialized media with a unique hydrometallurgical chemical process to selectively separate, extract, and purify individual targeted metals. MR3 has developed a process for the recovery, separation and purifying of a broad range of metals. The Company has also entered into strategic alliances with third party manufactures of related technology processes to utilize their technology, or jointly develop new technology processes, in the implementation of MR3 custom solutions for its prospective clients. The Company has incurred losses from its inception through December 31, 2004.

      The Company intends to produce these metals and metal-compound products in facilities (or mobile modular plants) wholly owned and operated by the Company or in facilities jointly owned and operated with other third party principals.
Such facilities may be limited to the placement of integrated engineering hardware and MR3 technology components in a leased building or a specially built plant corresponding to a unique project requirement. The resultant manufactured products are then offered for sale to metals and specialty chemical commodities-brokers and other client end-users. Where feasible, the Company also plans to license its technology to third parties in consideration for licensing fees and possible revenue sharing arrangements. In addition, the Company may elect to charge contract fees for various waste removal and remediation services related to its proprietary technology.

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

Results of Operations

Fiscal year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

      The Company recognizes revenue when manufactured product is shipped to a customer or at the time other services, such as metals related remediation are rendered. The Company recorded $380,000 in revenues in the fourth quarter of 2004 related to the successful implementation of its Fluor Hanford project. The Company did not realize any revenues from its metals separation and recovery technology during fiscal year 2003 as management elected to revamp its business strategy during that period away from specific specialty chemical production to focus on prospective lucrative prospects for its metals recovery technology, especially in the area of precious metals.

      Cost of goods sold amounted to $293,346 and $0 for 2004 and 2003, respectively. The components that make up cost of goods sold include, but are not limited to chemicals and materials used in the processing of wastes, rent at the site processing facility, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities. Given that the gross margin of 22.8% was solely related to the implementation of the Fluor Hanford chromium VI remediation project, there is no reasonable basis to determine if such result will be typical of future service projects.

      General operating expenses--less depreciation, amortization and consideration for impairment loss--increased $613,188 (38.7%) from $1,586,705 in 2003 to $2,199,893 in 2004. The increase is attributable to increases in most operating categories related to the Company's larger staffing requirements (including outside services and consultants) in 2004 related to prospective project(s) due diligence. Development expenses decreased by $71,028 (13.0%) in 2004 to $474,307 compared to $545,335 in 2003. The decrease in development expenses primarily related to expenses incurred by a singular study performed by SRK and recorded as expense in 2003 ($103,000). In addition, the Company eliminated Empire Gold related development expenses in fiscal year 2004 that were a material portion of 2003 development expense.

      In connection with its expanded business activities to acquire new contractual commitments and perform on existing obligations, the Company incurred increases in both personnel expenses and external consulting and professional fees. Personnel expenses increased $83,764 (17.13%) to a level of $572,741 in 2004 compared with $488,977 in 2003, as the Company increased its workforce in 2004 in consideration of its pending project obligations and marketing efforts to identify new prospective opportunities. External services and professional fees increased $399,644 (92.4%) to a level of $832,055 in 2004 compared to $432,391 in 2003. Notable components of external services and professional fees in 2004 were $165,000 in expense related to the Company's public relations efforts, as well as compensation expense recorded to reflect the grant of options or warrants to independent consultants. In addition, office expenses increased $197,964 (232.4%) to a level of $283,164 in 2004 compared to $85,200 in 2003. The increase is primarily attributable to significant increases in travel and living expenses, as well as ordinary expenses related to the greater size of the Company's workforce.

      Depreciation expense amounted to $35,413 in 2004 compared to $9,113 in 2003, an increase of $26,300. The increase is related to additional property and equipment acquired by the company in late 2003 and during calendar year 2004. The Company also recorded certain losses on write-downs of equipment in 2003 amounting to $105,813. There were no comparable write-downs of property and equipment in 2004.

      The Company recorded net interest expense of $216,859 in 2004 and $168,533 for 2003. This increase of $48,326 (28.7%) for 2004 is attributed to interest accrued on new and continuing notes payable to shareholders, related parties and other third party holders of debt instruments. In addition, the Company incurred interest expenses for the full year of 2004 related to contracts for equipment and instrumentation in connection with its technical support laboratory. Management anticipates that interest expense will likely increase in fiscal year 2004 in consideration of the aforementioned debt obligations and the potential addition of new debt instruments, provided that certain existing note holders do not convert their notes into shares of the Company's common stock through their conversion privileges. In 2003, the Company recorded gains under other income of $223,843 related to debt forgiveness and reduction in accrued liabilities, in connection with the settlement of various longstanding obligations and claims against the Company. There were no such material gains in fiscal year 2004.

            The Company's net loss for fiscal year 2004 increased $710,806 (43.1%) to $2,359,527 as compared to $1,648,721 for fiscal year 2003. The increase is attributed to the material increase in operating expenses incurred by the Company in implementing its revamped operating strategy and the staffing up of additional management and technical personnel to oversee its business activities and technical development.

Net Operating Losses

      At December 31, 2004 and 2003, the Company has available approximately $10,981,000 and $8,969,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2004 and 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

Liquidity and Capital Resource

      Historically, the Company's working capital needs have been satisfied primarily through the Company's private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with certain shareholders and third party financiers. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund its current and future projects and its abilities to meet its cash and working capital needs

      At December 31, 2004, the Company had a working capital deficit of $1,524,505 compared to a working capital deficit of $982,347 at December 31, 2003. The $542,158 (55.2%) increase in working capital deficit is primarily attributed to deceases in cash, increases in accrued expenses, and increases in short term note obligations, all related to the Company's increased business activities for the full year in 2004 compared with 2003. At December 31, 2004, the Company had $63,712 in cash compared to $288,674 at December 31, 2003.

      As of December 31, 2004, the Company had total assets of $593,761 and a total shareholder's holder's deficit of $1,808,927 compared with total assets of $701,260 and total stockholder's deficit of $1,182,390 at December 31, 2003. Total assets decreased in 2004 due to a decrease in cash resulting from basic operations, offset by increases in property and equipment. Total shareholders' deficit increased by $626,537 (53.0%) due to increased operating losses incurred by the Company in carrying out its business activities.

      For the fiscal year ended December 31, 2004, cash used by operating activities increased to $1,705,596 from $1,272,447 for the comparable period ended December 31, 2003. This $433,149 (34.0%) increase is attributed to the material expansion of the Company's business activities in 2004.

      For the fiscal year ended December 31, 2004, cash used by investing activities decreased to $168,041 from $220,746 for the comparable period ended December 31, 2003. This $52,435 (23.8%) decrease is attributed to the purchase of lesser amounts of property and equipment in 2004.

      In fiscal year ended 2004, the Company realized cash flow from financing activities of $1,350,490 compared with $1,769,101 for the comparable period in 2003. In 2004, the Company realized $350,000 in proceeds from notes payables and $1,055,315 from the sale of common stock and warrants. In 2003, the Company realized net proceeds (receipts less partial principal payments) from notes payable to certain shareholders of $980,661 and proceeds from the sale of common stock and the exercise of warrants of $793,500.

      During fiscal year 2005, the Company expects to meet its cash and working capital needs primarily from cash generated from operations, prospective license sales, the private sale of its securities, convertible debt instruments, note payables and credit facilities with private lenders. Management can provide no guarantees regarding its expectations in achieving its working capital objectives on a timely basis.

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

Plan of Operation

      Since April 2004, the Company initiated a restructuring of its business strategy with multiple objectives positioning the Company toward positive revenue generation. This revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3's core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies. Management's short-term (6 months-12 months) objective is to implement the MR3 technology with strategic partners owning ores, concentrates, and tailings in the United States. The general terms of these partnerships involve the joint design, construction, and operation of metals recovery centers, from which the recovered metals will be sold to third party brokers and clients. MR3's long-term (12 months-24 months) objective is to align with a financial strategic partner(s), from which metal recovery opportunities globally may be adequately financed.

      In May of 2004, the Company entered into an agreement with Fluor Hanford and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. With the successful implementation of the remediation project, management intends to leverage this success so as to implement similar nuclear related turnkey systems for various public and private remediation projects in the United States. The Company recognized $380,000 in revenue related to this project in 2004.

      In August 2004, the Company entered into an agreement with Caddell & Associates of Denver, Colorado ("Caddell"), to jointly provide combined turnkey processing systems to certain MR3 clients for the extraction and separation of precious and base metals from their mineral deposits. Under the agreement, MR3 secured exclusive rights to commercialize Caddell's Halogen Vapor Leaching System (HVLS) technology. In November 2004, the Company entered into a Strategic Alliance and Project Venture Agreement with The Purolite Company ("Purolite"), which signifies a formation of an exclusive venture and a general collaborative framework for mutual research and development of novel resins and separation processes, as well as marketing of any turn-key solutions based on such developments. Management believes that such alliances with established third party partners described above will provide more opportunities for the implementation of the Company's technology than would otherwise be available to MR3.

      In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources for the processing of their mineral deposits locating in a volcanic lakebed in Death Valley Junction, California. Contingent on receiving adequate investment funds, management expects to aggressively pursue this venture in the second half of 2005.

      MR3 continues to work with SRK Consulting to develop three opportunities for base metal removal from various large-scale mining operations. The revenue model for applications in this Conventional Mining and Ore (CMO) market involves processing system equipment sale, service contract for technical support and media supply, and recurring revenue from the sale of base metals recovered.

      t 6 0 MR3 is also collaborating with SRK Consulting and Arrakis Mining for rapid penetration of the Private Contract Environmental Remediation (PCER) market. Opportunities in this market are anticipated to involve the sale of turnkey processing equipment, vendor contract for support services, and contracts for the supply of special media for use in the metals extraction. The Company is negotiating with several commercial entities for the removal of contaminated metals from their large-scale mining operations. Implementation of MR3 processing systems for these large-scale operations is estimated to be in the range of 300-500 gallons-per- minute. The Company's goal is to penetrate this PCER market rapidly through several small-scale, first-phase demonstration efforts, followed by the design and implementation of the large scale processing systems in coordination with established firms, such as SRK and Arrakis.

      MR3 continues to develop and evaluate its technology for revenue generation opportunities including, but not limited to the adoption of two new processing techniques for the extraction of base, precious, and rare earth metals from oil brines and geothermal fluids (OBGF). This venture requires relatively small capitalization for continuous extraction of metals, but could provide significant return to MR3 in helping to build shareholder value. This objective is in the early stage of development and participation in this market would likely require modification of the MR3 core technology.

      Plant costs, associated with MR3 Technology engineering, design, construction and equipment, are expected to vary as a factor of the particular metals extraction application and required plant size. Future MR3 production facilities are expected to vary in initial cost from $500,000 to $2 million and above. Implementation schedules are expected to be in terms of less than eighteen months. Development expenses for the MR3 technology will be limited to adapting the technology to specific field applications and are likely to be proportional to the number of projects contracted by the Company. The Company does not expect these technology development costs to exceed the revenues contemplated by each specific project.

      The design of the MR3 System lends itself to be scalable without material difficulty. The Company anticipates supplying the initial processing materials and then provide recurring materials (equipment, reagents, and media) to the licensee or contract client at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with a prospective license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates, as well as a monthly fee related to savings in capital and operating costs realized by the licensee or contract client from their normal operations.

      In anticipation of the need for working capital to provide marketing, preliminary sample testing, development, project validation and implementation services related to the aforementioned prospective projects, the Company initiated private placements in 2004 with a limited number of accredited investors. Total proceeds related to the private sale of its securities in 2004 amounted to approximately $1,055,000. In addition, the Company received $350,000 in proceeds from funds advanced pursuant to certain note payables. The Company has received an additional $210,000 in funds advanced in 2005 pursuant to such notes..

      During October 2004, MR3 entered into a Memorandum of Understanding with Swift Capital, an investment arm of Sino Capital Foundation. The MOU provides the framework for Swift Capital to perform due diligence on MR3 for the purpose of providing long-term financial investment into the Company. Sino Capital
Foundation is a global conglomerate owning petroleum, energy, mining, and banking assets in Asia, Southeast Asia, and Europe. The Company and Sino Capital intend to structure a long-term partnership in which Sino Capital will provide funding for MR3 operations in the US, contracts for MR3 technology applications in Asia and Europe, and long-term financing for joint projects. Swift Capital started their due diligence at the end of 2004 and has continued the process into second quarter 2005. $100,000 of the aforementioned funds advanced to the Company pursuant to note agreements in 2004 originated with third parties related to Sino Capital. An additional $210,000 in advanced funds was received in 2005 from these same parties.

      Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs, over the next twelve months, as presently outlined in its business strategy. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in designated market segments, expansion of facilities and possible acquisitions, and the formation of long-term financial strategic partnerships.

      The Company anticipates meeting its working capital requirement for the next twelve months through a combination of revenue generated from operations, project specific financing from third parties, certain debt instruments and additional sales of its securities on an as needed basis. If anticipated cash flows from operations are not sufficient, it will be necessary for the Company to raise capital or seek additional financing. While there can be no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available and management will be reasonably successful in doing so. The primary and most significant expenditures for 2005 are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to anticipated operating agreements.

Effects of Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Accounting Pronouncements

      In 2004 and 2003, the Company adopted certain accounting pronouncements, the results of which are reflected, as applicable, in the Company's financial statements and accompanying notes for fiscal years 2004 and 2003. Disclosure on the various accounting pronouncements adopted by the Company during 2004 and 2003 are more fully detailed in Section 1 (Summary of Significant Accounting Policies; Recent Accounting Pronouncements) of the Company's financial statements included with this annual report and incorporated herein by reference.

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

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective. As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2005.

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

      The Company filed a Form 12b-25 (Notification of Late Filing) on April 1, 2004 related to the late filing of its annual report on Form 10-KSB for the period ended December 31, 2004. The late filing was unrelated to any material weakness or deficiency in the Company's internal controls and procedures.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The current Executive Officers and Directors of the Company are as follows: (1)

     Name                     Age                    Position

Randall S. Reis               63            Chairman of the Board and CFO
William C. Tao                49            Chief Executive Officer and Director

            (1.) In first quarter 2004, Mr. Gary Abreim provided the Company with his notice of resignation as the Chief Financial Officer effective on or about the filing date of the Company's Annual Report on Form 10-KSB for the period ended December 31, 2003. Mr. Abreim's resignation is not related to any disagreement or discord with the Company on its financial matters. Mr. Randall S. Reis has assumed the acting role of Chief Financial Officer until such time as a qualified individual can be hired consistent with the needs of the Company and its available resources. Mr. Abreim continues to supply interim accounting services as the Company's principal accounting authority for the purposes of preparing this 2004 annual report on Form 10-KSB.

            In second quarter 2004, Mr. John K. Burns, then President and Director resigned his positions with Company effective April 9, 2004. The resignation was not related to any disagreement or other discord with the Company or its management. Mr. Burns has agreed to provide senior consultant services to the Company, as required, on a mutually agreed upon basis. During his executive management tenure with the Company, Mr. Burns was not compensated with a salary, but was issued 1,000,000 warrants to purchase common shares of the Company.

            In second quarter 2004, Mr. Bradley N. Rotter, then Chief Executive Officer and Director, resigned his executive position as CEO of the Company, effective in April 2004, but remained as a Director of the Company until his successor was elected at the Company's annual meeting held on September 20, 2004. Mr. Rotter's resignation is not related to any discord or disagreement with the policies of the Company. Mr. Rotter continues to be a substantial shareholder of the Company and has agreed to continue to provide advisory services to the Company in business and corporate financing matters.

            In third quarter 2004, the Company accepted Dr. Irving W. DeVoe's resignation from MR3 Systems as its Chief Science Officer related to his retirement from the Company. The Company has no immediate plans to replace Dr. DeVoe in his capacity as Chief Science Officer.

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

      William C. Tao, Ph.D. Dr. Tao joined the Company in April 2004 as Chief Executive Officer and was subsequently appointed a Director of the Company. Dr. Tao is an entrepreneur and technologist with twenty-four years of business and technical experience including, but not limited to the chemical, environmental and nuclear-related industries. Dr. Tao has extensive experience in structuring strategic partnerships and commercial ventures within the energy, petroleum, transportation and materials application markets for both the public and private sector. From 2002 to April 2003, Dr. Tao was Chief Technologist and a Principal of Global Environment and Technology Foundation, a non-profit Virginia based foundation involved in technology consulting for U.S. government agencies and international commercial institutions. During this period, Dr. Tao also served as a co-founder and Managing Director of Global Technology Ventures; a Nevada based corporation focused on equity financing and project capitalization for entrepreneurial ventures. From 1998 to 2002, Dr. Tao served as a Senior Vice president and Chief Strategy and Technology Officer for Clean Fuels Technology, Inc., a Nevada based company. Dr. Tao was responsible for international and domestic technology commercialization, large-scale product demonstration, and corporate finance strategies. From 1997 to 1998, Dr. Tao was president and CEO of Landmark Credit, Inc. providing global finance and technology services for public and private developers in the US, Philippines and Southeast Asia. From 1990 to 1997, Dr. Tao served in multiple positions and capacities with the Lawrence Livermore National laboratory in Livermore, California. These positions included, but were not limited to Program Manager for Nuclear Weapons Surety, Program Development for Director's Program office and Director-International Program Development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company. Based solely on the reports received by us and on the representations of the reporting persons, we believe that no Form 5 documents were required to be filed at year-end 2004. The Company is not aware of any transactions in our common stock by or on behalf of any director, executive officer or 10% shareholder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 31, 2004, that was not timely filed with the Commission.

Committees

      It is the intention of the Company's management to have its board of directors ultimately structured to comply with the directives of Sarbanes-Oxley Act of 2002. Presently, the Company's common stock is quoted on the OTC Bulletin Board. As such, the Company is not currently obligated to meet certain compliance requirements of Sarbanes-Oxley associated with national stock exchanges. The Company intends, however, to seek and attract potential independent directors to its board and to ask its shareholders to elect these potential directors at future annual meeting(s). At this time, the Company's board of directors consists of two directors, all of which are insiders (the Chairman and founder of the Company and the Chief Executive Office.

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

Code of Ethics

      MR3 adopted a Code of Ethics ("Code") in 2004 applicable to all its employees regardless of position or stock ownership. The Company has historically operated under informal ethical guidelines, under which the Company's principal executive, financial and accounting officer, are held accountable. In accordance with these informal guidelines, the Company has always promoted honest, ethical and lawful conduct throughout the organization. Certain of the Company's senior executive and financial officers--Chairman, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Science Office--provide services and perform functions that merit a more detailed expression of their duties, because they are singularly responsible for the integrity, accuracy and timeliness of our periodic financial reports to regulators and the investing public. Certain officers left the Company since its adoption and William C. Tao joined the Company as Chief Executive Officer subsequent to its adoption. Thus the Company has provided as an exhibit to this Annual Report, a signed acknowledgement of the applicable officers understanding and acceptance of the Code.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following Summary Compensation Table indicates certain compensation information for the Chairman and Chief Executive Officer (collectively referred to as the "Named Executive Officers"). Compensation data for other executive officers is not presented in the table because aggregate compensation for such executive officers does not exceed $100,000 for services rendered in all capacities during the fiscal year. This information provided below includes the dollar value of base salaries, bonus awards, the number of SARs/options granted, and certain other compensation, if any.

                                                    Summary Compensation Table
                                                                                  Long Term Compensation Awards
                                                                                    Awards              Payout
                              Annual Compensation                                   ------              ------
                                                                              Restricted     LTIP      Securities      All Other
         Name and                                                            Stock Awards  Pay-out     Underlying       Compen-
    Principal Position         Year       Salary       Bonus       Other                                Options/         sation
    ------------------         ----       ------       -----       -----
                                           ($)          ($)         ($)                                   SARs            ($)
                                                                                                           (#)
Randall S. Reis                2004      106,000                   10,546                                   -
Chairman (1)                   2003      101,122                                                        1,000,000
                               2002       79,730                                                            -

William C. Tao                 2004       75,530                   8,000                                5,000,016
Chief Executive (2)            2003         -                        -                                      -
Officer & Director             2002         -                        -                                      -

      1. Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31,
            2004,  and  2003  and  2002  was  $27,578,   $18,878,   and  $6,176,
            respectively. Mr. Reis' employment agreement with the Company specifies a gross annual salary of $120,000. At December 31, 2002, Mr. Reis has waived $192,000 of compensation, which represents the unpaid balance owed to him in excess of amounts paid during the noted periods and any accrued deferred compensation. Securities underlying options include warrants granted during the noted period at $0.10 per share with a five-year exercise period.

      2. Includes advances made during the period and excludes deferred compensation. Balance of deferred compensation accrued on the Company's financial statements at fiscal year ended December 31, 2004 was $0. Dr. Tao's employment agreement with the Company specifies a gross annual salary of $108,000. Securities underlying options include warrants granted during the noted period at $0.32 per share with a five-year exercise period. 3,000,016 of the warrants vest equally over a two-year period from date of grant.

                      Option/SAR Grants in Fiscal Year 2004

                                Individual Grants
                                -----------------

                                   Number of           % of Total
                                  Securities          Options/SARs
                                  Underlying           Granted to
                                 Options/SARs         Employees in          Exercise or Base        Expiration
            Name                  Granted (#)          Fiscal year          Price ($/Share)            Date

William C. Tao                     1,500,000             21.99%                  $0.32                4-12-09
William C. Tao                     3,000,016             43.98%                  $0.32                4-12-09

The Company granted 6,820,016 warrants to employees in 2004, of which 5,320,016 are on vesting schedules.

                   Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to the number t 6 0 of unexercised stock options held by the named executive officers on December 31, 2004, and the value of the unexercised in-the-money stock options on that date.

               Aggregated Option/SAR Exercises in Fiscal Year 2004
                     and December 31, 2004 Option/SAR Values

                                                             Number of Securities                Value of Unexercised
                                                        Underlying Unexercised Options           In-The-Money Options
                                                           At December 31, 2004 (#)          At December 31, 2004 ($) (1)
                            Shares          ($)
                         Acquired on       Value
         Name            Exercise (#)    Realized       Exercisable      Unexercisable       Exercisable       Unexercisable
         ----            ------------    ---------

Randall S. Reis               -              -           1,000,000             -               $90,000               -

William C. Tao                -              -           2,739,589         2,260,427

      (1.) Represents the difference between the option exercise price of in-the-money options and the fair market value per share of the Company's Common Stock at December 31, 2004 ($0.19 per share) as quoted on the National Quotation Bureau's ("NQB") Electronic Quotation System at the close of trading on that date, multiplied by the number of shares underlying the option.

Employment Agreements

      In January 2003, the Company entered into a three-year employment agreement with Jody J. Sitkoski for the position of senior vice president. Details of the employment agreement are more fully disclosed in the Company's 2003 annual report (and any subsequent amendments) on Form 10-KSB filed with the Commission on March 29, 2004.

      In second quarter 2003, the Company entered into three-year employment agreements with Mr. Bradley N. Rotter, then the Company's President and Chief Operating Officer, and Dr. Irving W. DeVoe, Chief Science Officer. Details of the employment agreements are more fully disclosed in the Company's 2003 annual report (and any subsequent amendments) on Form 10-KSB filed with the Commission. The employment agreements subsequently terminated as a consequence of the resignations in 2004 of Mr. Rotter and Dr. DeVoe.

      In second quarter 2003, the Company entered into a three-year employment agreement with Randall S. Reis, then the Company's Chairman and CEO. Details of the employment agreement are more fully disclosed in the Company's 2003 annual report (and any subsequent amendments) on Form 10-KSB filed with the Commission.

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

      The agreement specifies an annual salary of $108,000, automobile allowance of $500 per month and a flight allowance of $250 per month through December 2004. In addition, the Company is obligated to pay limited premiums associated with a $2,000,000 term life insurance policy on Dr. Tao with the beneficiaries to be designated by him. The Company has further agreed to provide family health insurance to Dr. Tao until such time as a company group plan is adopted. Mr. Tao will be reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. As further consideration for entering into the employment agreement, Dr. Tao was granted 1,500,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of thirty-two cents ($0.32) for a five-year period. Dr. Tao was also granted an additional 3,500,016 warrants at a price of $0.32 for a five-year period, which vest at a rate of 145,834 warrants per month for a twenty-four month period.

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

            Name and Address               Amount and Nature
          of Beneficial Owner             of Beneficial Owner       Percent of
          as of March 31, 2005            as of March 31, 2005       Class (1)
          --------------------            --------------------       ---------

Randall S. Reis *                            6,521,687 (2)             7.30%

Irving W. DeVoe                              5,275,291 (3)             5.91%

Bradley N. Rotter                           10,366,664 (4)            11.61%

William C. Tao*                              3,468,759 (5)             3.88%

Mel Kelm                                     5,863,357 (6)             6.56%
Pfeiffer Ridge, #7
Big Sur, CA 93920

Theodore H. Swindells &                      4,499,999 (7)             5.59%
High Stakes Capital, LLC
11400 S.E. 8th St.; Unit 420
Belleuve, WA 98004

All directors and executive officers         9,990,446 (8)             11.18%
as a group (2)

* Director and/or executive officer

1. Based upon 70,046,766 shares of common stock outstanding on December 31, 2004, and includes consideration of stock options, warrants, conversion privileges or similar obligations owned by certain Officers, Directors and/or principal shareholders entitling the holders to purchase an aggregate of 19,282,374 shares of common stock which are exercisable within sixty days. Therefore, for the purposes of calculating percentage ownership as indicated in the table above 89,329,140 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

2. Includes 1,000,000 shares that may be acquired by Mr. Reis pursuant to the exercise of warrants priced at $0.10 per share and expiring 5/1/08.

3. Includes 2,772,951 shares that may be acquired by Dr. DeVoe pursuant to the exercise of warrants priced at $0.10 per share and expiring during the period 02/15/06 through 12/31/07.

4. Includes 7,033,331 shares that may be acquired by Mr. Rotter pursuant to the exercise of warrants priced between $0.10 to $0.36 per share and expiring during the period 2/11/06 through 8/31/09

5. Includes 5,000,016 shares that may be acquired by Dr. Tao pursuant to the exercise of warrants priced at $0.32 and expiring 4/12/09.

6. Includes 830,667 shares that may be acquired by Mr. Kelm pursuant to the exercise of warrants priced between $0.02 and $0.05 and expiring during the period 7/15/06 and 5/9/07. 7. Includes 4,166,666 shares that may be acquired by Mr. Swindells and High Stakes Capital, LLC pursuant to the exercise of warrants priced between $0.20 and $0.37 and expiring during the period 7/21/07 and 10/06/08.

8. Includes 4,468,759 shares that may be acquired by the Company's Directors or Executive Officers pursuant to the exercise of warrants exercisable at various prices and expiring during the period 5/01/08 and 4/12/09.

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

      During 2004, the Company granted warrants to purchase common shares of the Company's stock to its CEO, as noted in Item 10 - Executive Compensation. The warrants were issued in consideration for beneficial services expected to be rendered to the Company pursuant to his employment agreement.

      In April 2004, Dr. William C. Tao was granted 1,500,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of thirty-two cents ($0.32) for a five-year period. Dr. Tao was also granted an additional 3,500,016 warrants at a price of $0.32 for a five-year period, which vest at a rate of 145,834 warrants per month for a twenty-four month period.

      In 2004, the Company entered into an agreement with Nevada Hospitality Incorporated ("NHI") to provide consulting services to MR3 in forming and implementing political, legislative, and business strategies with the intent of establishing partnerships with public and private sectors of the state of Nevada. In addition, NHI was retained to provide assistance in forming and implementing a comprehensive strategy for establishing MR3's metals recovery technology in the state of Nevada in the form of a toll-based, processing service for various mining consortia. Dr. William C. Tao, the Company's CEO and Director, serves as a Director of NHI. The aggregate sum of payments made to NHI during 2004 totaled $31,000.

      Mr. Bradley N. Rotter resigned his position as Chief Executive Officer as of April 30, 2004. Mr. Rotter remained a non-officer employee of the Company through August 31, 2004 in a finance and investment guidance position. Mr.
Rotter maintained his position as a Director of MR3 until his successor was elected at the Company's annual meeting held on September 20, 2004. In consideration of his performance and contributions during the noted four month period, the Company granted Mr. Rotter 333,336 warrants, vesting immediately after August 31, 2004, and exercisable at $0.23 for a five-year period, which represents the total amount of warrants Mr. Rotter would have received during the period pursuant to his employment agreement had it been in effect through August 31, 2004.

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

3.1   Articles of Incorporation of Company, filed July 3, 1991 (1)

3.2 Certificate of Amendment of Articles of Incorporation of Company, filed March 9, 1992 (1)

3.3 Amended and Restated Articles of Incorporation of Company, filed February 26, 1997 (1)

3.4 Certificate of Incorporation of Emarethree Corporation, a wholly owned subsidiary of the Company, filed June 8, 2000 (1)

3.5   Amended  and  Restated   Certificate   of   Incorporation   of  Emarethree
      Corporation changing name to MR3 Systems, Inc., filed March 31, 2000 (2)

3.6   Delaware   Certificate   of   Ownership   and  Merger   Merging   Bioponic
      International into MR3 Systems, Inc. filed, April 28, 2000 (1)

3.7 By-Laws of MR3 Systems, Inc., filed as Exhibit to Form 10-SB dated February 12, 2001 (1)

10.1  Purchase agreement with Fluror Hanford dated May 4, 2004 (3)

10.2  William C. Tao Employment Agreement dated April 12, 2004 (4)

10.3 Alliance and Project Venture Agreement between the Company and Caddell & Associates, LLC dated August 23, 2004 (5)

10.4 MR3 Systems Metals Extraction Agreement between the Company and Franklin Lakes Resources, Inc., dated September 14, 2004 (5)

10.5 Loan Agreement (Credit Facility) between High Stakes Capital LLC and the Company dated October 7, 2003 (6)

10.6 Strategic Alliance and Projected Venture Agreement between the Company and Purolite Company dated November 15, 2004.

14.1  Code of ethics

21.1  Subsidiary of the Company (7)

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 12, 2001.

      (2) Filed to reflect the current version on file with the Delaware Office of Secretary of State.

      (3) Incorporated by reference from the quarterly report on Form 10-QSB for the period ended March 31, 2004 filed with the Securities and Exchange Commission on 5/17/2004.

      (4) Incorporated by reference from the quarterly report on Form 10-QSB for the period ended June 30, 2004 filed with the Securities and Exchange Commission on 8/13/2004.

      (5) Incorporated by reference from the quarterly report on Form 10-QSB for the period ended September 30, 2004 filed with the Securities and Exchange Commission on 11/15/2004.

      (6) Incorporated by reference from the annual report on Form 10-KSB (Amendment #2) for the period ended December 31, 2002 filed with the Securities and Exchange Commission on December 22, 2003.

      (7) Incorporated by reference from the annual report on Form 10-KSB for the period ended December 31, 2002 filed with the Securities and Exchange Commission on August 19, 2003.

Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on October 18, 2004, related to the disclosure of MR3's filing of a legal motion for breach of contract and declaratory relief in connection with a MR3 Technology Transfer Agreement with Linsa Associates Ltd.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

      The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits for the fiscal years ended December 31, 2004 and 2003 were $68,400 and $58,985, respectively.

Audit Related Fees

      There were no aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended December 31, 2004 and 2003.

Tax Fees

      The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $3,412, and $11,825, respectively.

All Other Fees

      There were no other fees billed by our principal accountant for the fiscal years ended December 31, 2004 and 2003.

Audit Committee

      The Company's directors, acting as its audit committee, pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MR3 Systems, Inc.

Date:  May 19, 2005
                                       By: /s/ RANDALL S. REIS
                                           -------------------------------------
                                           Randall S. Reis
                                           Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                  Title                              Date

/s/ RANDALL S. REIS       Chairman of the Board and               May 19, 2005
-------------------
     Randall S. Reis      Chief Financial Officer

/s/ WILLIAM C. TAO        Chief Executive Officer and Director    May 19, 2005
------------------
     William C. Tao

                                MR3 SYSTEMS, INC

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                 C O N T E N T S
                                 ---------------

    Report of Independent Certified Public Accountants               F-1

    Balance Sheets                                                   F-2

    Statements of Operations                                         F-3

    Statements of Shareholders' Equity                               F-4

    Statements of Cash Flows                                         F-5 - F-6

    Notes to Consolidated Financial Statements                       F-7 - F-32

                  REPORT OF REGISTERED INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
MR3 Systems, Inc

We have audited the balance sheets of MR3 Systems, Inc., as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MR3 Systems, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial net losses and utilized substantial amounts of cash in its operating activities over the past several years and as of December 31, 2004, has an accumulated deficit of $13,091,064 and a stockholders' deficit of $1,808,927. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
April 22, 2005

                                MR3 SYSTEMS, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                                                       2004            2003
                                                                   ------------    ------------
ASSETS
       Cash                                                        $     63,712    $    288,674
       Accounts receivable                                               17,650              --
                                                                   ------------    ------------

               Total current assets                                      81,362         288,674
                                                                   ------------    ------------

       Property, equipment and leaseholds,
            net of accumulated depreciation and
            amortization                                                509,902         391,089
       Deposits                                                           2,497          21,497
                                                                   ------------    ------------

               Total non-current assets                                 512,399         412,586
                                                                   ------------    ------------

 TOTAL ASSETS                                                      $    593,761    $    701,260
                                                                   ============    ============

 LIABILITIES
       Accounts payable                                            $    464,522    $    417,371
       Payroll taxes payable                                            152,895         179,739
       Accrued expenses                                                 491,590         294,470
       Note payable                                                      84,254          84,254
       Capital lease obligation                                          55,773          50,418
       Short term notes payable                                         356,833         244,769
                                                                   ------------    ------------

               Total current liabilities                              1,605,867       1,271,021
                                                                   ------------    ------------

       Long term notes payable                                          745,970         501,597
       Capital lease obligation - long term                              50,851         111,032
                                                                   ------------    ------------

               Total long term liabilities                              796,821         612,629
                                                                   ------------    ------------

 TOTAL LIABILITIES                                                    2,402,688       1,883,650
                                                                   ------------    ------------

 SHAREHOLDERS' DEFICIT
       Common stock:  250,000,000 shares  authorized;
           par value $ 0.01 70,046,766 and 60,334,897
           shares issued and outstanding
           in 2004 and 2003, respectively                               700,468         603,350
       Preferred stock:  5,000,000 shares authorized;
           par value $ 0.01 Series A, 1,250,000 shares
           authorized; 232,714 and 237,464 shares issued
           and outstanding in 2004 and 2003, respectively                 2,327           2,375
       Additional paid-in capital                                    10,579,342       8,943,422
       Accumulated deficit                                          (13,091,064)    (10,731,537)
                                                                   ------------    ------------

                  Total shareholders' deficit                        (1,808,927)     (1,182,390)
                                                                   ------------    ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $    593,761    $    701,260
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                        2004            2003
                                                   ------------    ------------
Income

     Sales                                         $    380,000    $         --
     Cost of goods sold                                (293,346)             --
                                                   ------------    ------------

            Gross margin                                 86,654              --
                                                   ------------    ------------

Operating Expenses
     Development expenses                               474,307         545,335
     Office expenses                                    283,164          85,200
     Personnel expenses                                 572,741         488,977
     Outside services and professional fees             832,055         432,391
     Office rent                                         37,626          34,802
     Loss on write-down of equipment                         --         105,813
     Depreciation                                        35,413           9,113
                                                   ------------    ------------

            Total operating expenses                  2,235,306       1,701,631
                                                   ------------    ------------

Other (Income) and Expenses
     Interest expense                                   216,859         168,533
     Other income                                        (5,984)       (223,843)
                                                   ------------    ------------

            Total other (income) and expense            210,875         (55,310)
                                                   ------------    ------------

               Net loss before taxes                 (2,359,527)     (1,646,321)
                                                   ------------    ------------

               Provision for income taxes                    --           2,400
                                                   ------------    ------------

Net loss                                           $ (2,359,527)   $ (1,648,721)
                                                   ============    ============

     Loss per share:

              Basic - continuing operations        $      (0.04)   $      (0.03)
                                                   ============    ============

              Diluted - continuing operations      $      (0.04)   $      (0.03)
                                                   ============    ============

     Weighted average number of shares:
              Basic                                  64,262,583      53,060,616
                                                   ============    ============
              Diluted                                64,262,583      53,060,616
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           Common Stock          Preferred Stock       Additional
                                                                                         paid-in       Accumulated
                                      Shares         Amount      Shares      Amount      Capital         Deficit          Total
                                    -----------    ---------    --------    -------    ------------    ------------    -----------
Balance December 31, 2002            48,382,171    $ 483,822     245,464    $ 2,455    $  7,403,600    $ (9,082,816)   $(1,192,939)
                                    -----------    ---------    --------    -------    ------------    ------------    -----------

Sale of common stock                  6,511,178       65,112          --         --         544,638              --        609,750

Warrants issued with stock
offering                                     --           --          --         --         183,750              --        183,750

Conversion of preferred stock
into common stock                         8,000           80      (8,000)       (80)             --              --             --

Conversion of notes payable and
accrued interest
into common stock                     4,297,276       42,973          --         --         460,455              --        503,428

Shares issued for cancellation of
warrants                                105,000        1,050          --         --          11,550              --         12,600

Shares issued in settlement of
anti-dilution agreement                 200,000        2,000          --         --          18,000          20,000

Compensation recognized on
options granted                              --           --          --         --          25,800              --         25,800

Compensation recognized on
repriced options                             --           --          --         --          85,475              --         85,475

Warrant issuance                             --           --          --         --         129,729              --        129,729

Common stock issued for services        831,272        8,313          --         --          80,425              --         88,738

Net loss                                     --           --          --         --              --      (1,648,721)    (1,648,721)
                                    -----------    ---------    --------    -------    ------------    ------------    -----------

Balance December 31, 2003            60,334,897    $ 603,350     237,464    $ 2,375    $  8,943,422    $(10,731,537)   $(1,182,390)
                                    -----------    ---------    --------    -------    ------------    ------------    -----------

Sale of common stock                  5,134,071       51,341          --         --         967,475              --      1,018,816

Conversion of preferred stock                                                                                                    )
into common stock                         4,750           48      (4,750        (48)             --              --             --

Conversion of accrued interest
into common stock                       203,343        2,033          --         --          12,201              --         14,234

Conversion of accounts payable
into common stock                        43,375          434          --         --           8,241              --          8,675

Exercise of warrants and options
into common stock                     5,445,148       54,451          --         --         446,563              --        501,014

Shares repurchased of warrants
exercised                            (1,696,061)     (16,961)         --         --        (447,554)             --       (464,515)

Compensation recognized on
options granted                              --           --          --         --         124,580              --        124,580

Compensation recognized on
repriced options                             --           --          --         --         298,186              --        298,186

Warrants issuance                            --           --          --         --          48,000              --         48,000

Warrants issued for services                 --           --          --         --          19,000              --         19,000

Common stock issued for services        577,243        5,772          --         --         159,228              --        165,000

Net loss                                     --           --          --         --              --      (2,359,527)    (2,359,527)
                                    -----------    ---------    --------    -------    ------------    ------------    -----------

Balance December 31, 2004            70,046,766    $ 700,468     232,714    $ 2,327    $ 10,579,342    $(13,091,064)   $(1,808,927)
                                    ===========    =========    ========    =======    ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                            2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                           $(2,359,527)   $(1,648,721)
     Adjustments to reconcile net loss to net cash used
     by operating activities:
        Depreciation and amortization                                        35,413          9,113
        Net loss on write-down and disposal of property and equipment        13,815        105,813
        Compensation expense on stock options granted                       422,766        111,275
        Amortization of warrant issuance                                     42,373         62,021
        Shares issued for Services                                          184,000         88,738
        Shares issued on settlement of anti-dilution agreement                   --         20,000

     Changes in assets and liabilities
        Accounts receivable                                                 (17,650)            --
        Prepaid expenses and deposits                                        19,000         86,000
        Accounts payable                                                     55,826        (80,360)
        Payroll taxes payable                                               (26,844)       (16,957)
        Accrued expenses                                                    223,418         24,579
        Liabilities related to discontinued division                             --        (33,948)
                                                                        -----------    -----------
            Net cash used by operating activities                       $(1,407,410)   $(1,272,447)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of property and equipment                              $  (168,041)   $  (220,476)
                                                                        -----------    -----------

            Net cash used by investing activities                       $  (168,041)   $  (220,476)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable-shareholders                           $   350,000    $ 1,007,661
     Principal payments on notes payable-shareholders                            --        (27,000)
     Payments on capital lease obligations                                  (54,826)        (5,060)
     Proceeds from sale of common stock and warrants                      1,055,315        793,500
                                                                        -----------    -----------

            Net cash provided by financing activities                   $ 1,350,489    $ 1,769,101
                                                                        -----------    -----------

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              2004        2003
                                                                           ---------   ---------
            Increase (decrease) in cash and                                $(224,962)  $ 276,178
                                                                           ---------   ---------

            Balance at beginning of year                                     288,674      12,496
                                                                           ---------   ---------

            Balance at end of year                                         $  63,712   $ 288,674
                                                                           =========   =========

Supplemental disclosures:

      Cash paid for interest                                               $  28,466   $      --
                                                                           =========   =========
      Cash paid for taxes                                                  $      --   $   2,400
                                                                           =========   =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
                                                                             2004        2003
                                                                           ---------   ---------

      Conversion of notes payable and accrued interest into common stock   $  14,234   $ 503,428
                                                                           =========   =========

      Conversion of accounts payable into common stock                     $   8,675   $      --
                                                                           =========   =========

      Common stock issued for services                                     $ 165,000   $  88,738
                                                                           =========   =========

      Compensation expense on stock options and warrants granted           $ 441,766   $ 111,275
                                                                           =========   =========

      Amortization of warrant issuance                                     $  42,373   $  62,021
                                                                           =========   =========

      Shares issued on settlement of anti-dilution agreement               $      --   $  20,000
                                                                           =========   =========

      Shares issued for cancellation of warrants                           $      --   $  12,600
                                                                           =========   =========

                                                                                          2003
                                                                                       ---------

         Acquisition of equipment under capitalized leases                             $ 200,425
         Less: Equipment loans and capitalized leases                                   (166,510)
                                                                                       ---------
         Cash used for acquisition of equipment under capitalized leases               $  33,915
                                                                                       =========

   The accompanying notes are an integral part of these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies

Organization and line of business

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Contingencies

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

Concentration of cash

The Company at time maintains cash balances in excess of the federally insured limit of $100,000 per financial institution. Uninsured balances amounted to $202,531 at December 31, 2003. There were no uninsured balances at December 31, 2004.

Revenue recognition

The Company recognizes revenue when merchandise is shipped to a customer or at the time services are rendered, subject to certain acceptance criteria agreed to between the Company and the customer. Shipping costs for delivery of the Company's products are recorded as sales revenue.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Property and equipment

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

Computer and manufacturing equipment                   5 - 10 years
Office furniture and fixtures                          3 -  7 years
Building and improvements                              2 - 25 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated lives of the improvements.

Assets held under capital leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization of assets held under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Advertising costs

The Company expenses advertising costs as incurred. There were no advertising costs for the years ended December 31, 2004 and 2003, respectively.

Basic and diluted net earnings per share

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Income taxes

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

Intangible assets

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Intangible assets (continued)

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

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2004 and 2003 comprehensive income (loss) is equivalent to the Company's reported net income (loss).

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

The Company's policies comply with the guidance provided by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties.

Research and development cost

Research and development represent internal costs incurred in connection with the Company's testing, documenting and improving its metals extraction and recovery processes. All research and development costs are expensed when incurred.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Impairment of long-lived assets

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

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

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation ("FAS 123R"). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The revised statement is effective for the annual reporting period beginning after December 15, 2005. MR3 will adopt the statement beginning in 2006 as required. With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future. This may have a material adverse impact on the Company's financial position and results of operations in the future.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

2.    Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $2,359,527 and $1,648,721 for the years ended December 31, 2004 and 2003, respectively. The Company also had a net working deficit of $1,524,505 and $982,347 for the years ended December 31, 2004 and 2003, respectively.
Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue. The Company has obtained additional debt financing subsequent to December 31, 2004.

3.    Property and Equipment

Property and equipment at December 31, 2004 and 2003 consist of the following:

                                                          2004          2003
                                                        ---------     ---------

Office furniture and fixtures                           $  26,057     $  10,069
Computer and manufacturing equipment                      531,814       379,762
Leasehold improvements                                         --        22,605
                                                        ---------     ---------

Total property and equipment                              557,871       412,436
Less accumulated depreciation and amortization            (47,969)      (21,347)
                                                        ---------     ---------

Total                                                   $ 509,902     $ 391,089
                                                        =========     =========

Depreciation expense for the years ended December 31, 2004 and 2003 was $35,413 and $9,113, respectively.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

4.    Impairment of Long-Lived Assets

In June 2002, the Company announced that it would close its Butte, Montana, Zinc processing plant permanently and move its equipment to Denver, Colorado to process gold under the agreement with Consolidated Empire Gold, Inc. During 2003, management decided to terminate its agreement with Consolidated Empire Gold, Inc and performed a review of the remaining carrying value of MR3 property and equipment. The review indicated that the MR3 property and equipment were impaired. As a result, the Company recorded an impairment loss in the amount of $105,813, which was included in operating expenses during the year ended December 31, 2003.

5.    Accrued Expenses

Certain officers and key employees of the Company agreed to defer a portion of their compensation (salaries and bonuses) earned during the years ended December 31, 2004 and 2003.

Accrued interest represents the interest earned on the outstanding notes payable balances at December 31, 2004 and 2003 due to shareholders and related parties.

Accrued expenses at December 31, 2004 and 2003 consist of the following:

                                                        2004              2003
                                                      --------          --------
Deferred compensation                                 $223,581          $181,443
Accrued interest                                       164,813            50,341
Accrued vacation                                        21,515            27,886
Accrued audit fees                                      35,000            34,000
Accrued expenses - other                                45,881                --
State income tax payable                                   800               800
                                                      --------          --------

Total                                                 $491,590          $294,470
                                                      ========          ========

6.    Notes Payable

The Company has entered into multiple loan agreements with its shareholders and other related parties.

In 2002, the Company had a 10% note payable with an outstanding principal balance of $131,608. In 2003, the Company reached an agreement with this note holder to modify the terms of the note. The note holder agreed to receive additional warrants convertible into 300,000 shares of the Company's common stock at an exercise price of $0.05 per share and the principal amount of the note was modified to include the accrued interest balance of $13,161. As a result, the amount of the note was modified to $144,769 to reflect the revised terms, and additional interest expense was recognized for the fair value of the warrants granted to obtain the note payable term modification. In 2004, the Company agreed to extend the expiration date from January 2005 to January 2007 of existing warrants convertible into 300,000 shares that has an exercise price of $0.10 per share. The principal amount of the note was modified to include the accrued interest of $12,064 and the note amount was modified to $156,833.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

6.    Notes Payable (continued)

In 2002, the Company issued $50,000 of 12% convertible subordinated notes to one of its shareholders, due on October 1, 2007. Interest is due and payable at maturity. The notes are convertible by the holder into shares of the Company's common stock at any time at a conversion price of $0.07 per share, which was greater than the fair value of the Company's common stock on the date of issuance. The notes are subordinated to all existing and future senior indebtedness, as defined in the indenture. The notes are redeemable at any time at the option of the Company at the principal amount plus accrued interest. The proceeds were primarily used for general corporate purposes. In February 2003, the Company issued another 12% convertible note in the amount of $15,000 to the same shareholder with a five-year maturity date.

During 2002, the Company entered into promissory note agreements with different investors to finance the operations of the new plant in Colorado. These notes mature in five (5) five years from the date of issuance and bear a 12 percent interest rate per year. The total amount received from these notes during 2003 amounted to $349,500. In light of the subsequent termination of its agreement with Empire Gold in October 2003, the Company offered alternative financing arrangement to the Empire note holders. The majority of note holders converted their principal and interest into 3,657,752 restricted shares of the Company's common stock at twelve cents ($0.12) per share and retained their attached warrants. The converted notes in 2003 amounted to $412,000. Two note holders opted to retain the amount of their Empire note as a loan to the Company for a five-year period with an annual interest rate of 12%. In addition, these note holders were granted 105,000 shares of the Company's common stock equal to the amount of warrants originally granted. As a consequence, the original warrants of these two note holders were subsequently cancelled. The outstanding balance on these notes at December 31, 2004 and 2003 amounted to $52,500.

In April 2003, the Company authorized two 12% convertible notes for $30,000 to two unrelated parties with a five- year maturity date.

In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant. The Company received its first $250,000 of loan proceeds on October 14, 2003 and its second $250,000 of loan proceeds on December 17, 2003. The Company received its third $250,000 of loan proceeds on February 5, 2004. The total outstanding balance on this note amounted to $750,000 and $500,000 at December 31, 2004 and 2003, respectively. This obligation is secured by equipment costing $224,466.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

6.       Notes Payable (continued)

In December 2003, the Company entered into a $100,000 promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, former Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back on demand the full amount of the note plus any interest accrued at 12% per annum. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period. The outstanding balance on this note amounted to $100,000 at December 31, 2004 and 2003.

In December 2004, the company entered into a $100,000 promissory note with a private investment group for the purpose of a bridge loan to the Company. The Company is obligated to pay back on demand the full amount of the note plus interest accrued at 20% per annum.

Long-term notes payable at consisted of the following at December 31,

                                                                                      2004         2003
                                                                                   ---------    ---------
12% convertible  subordinated  debenture dated October 2002, due October 2007      $  50,000    $  50,000
with interest due and payable on the maturity date,  convertible into 714,286 shares of common stock at $0.07 per share at any time prior to maturity

12% convertible subordinated debenture dated February 2003, due February 2008 with interest due and payable on the maturity date, convertible into 214,286 shares of common stock at $0.07 per share at any time prior to
maturity                                                                              15,000       15,000

12% convertible subordinated debentures dated April 2003, due April 2008 with interest due and payable on the maturity date, convertible into 300,000
shares of common stock at $0.10 per share at any time prior to maturity               30,000       30,000

12% note to a shareholder dated November 2002, due November 2007 with interest due and payable on first anniversary date and thereafter on a
quarterly basis                                                                       50,000       50,000

12% note to a shareholder dated December 2002, due December 2007 with interest due and payable on first anniversary date and thereafter on a
quarterly basis                                                                        2,500        2,500

14% secured promissory note to a private financing group in the principal amount of $1,250,000 with equity conversion features dated October 2003 and
due March 1, 2006                                                                    750,000      500,000
                                                                                   ---------    ---------
                                                                                     897,500      647,500
Less: Unamortized discount                                                          (151,530)    (145,903)
                                                                                   ---------    ---------
Total long-term notes payable                                                      $ 745,970    $ 501,597
                                                                                   =========    =========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

6.    Notes Payable (continued)

In conjunction with the issuance of the convertible notes in 2002 and 2003, the Company issued Common Stock Purchase Warrants to purchase shares of the Company's common stock at an exercise price that ranges from $0.03 to $0.10 per share. The total value allocated to the note warrants is being amortized to interest expense over the term of the notes. At December 31, 2004 and 2003, the unamortized discount on the notes amounted to $151,530 and $145,903, respectively. All conversion features on the notes payable were priced at market value or greater at the time of issuance.

Accrued interest on all notes amounted to $164,813 and $50,341 at December 31, 2004 and 2003, respectively.

7.    Capital Lease Obligation

The Company leases laboratory equipment under a lease agreement that is classified as a capital lease. The cost of this leased equipment amounted to $200,425 and is included in property and equipment at December 31, 2004. Accumulated amortization of the leased equipment at December 31, 2004 amounted to $23,307. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of December 31, 2004 are as follows:

Year ending December 31,                                                 Amount
                                                                      ---------

2005                                                                  $  63,791
2006                                                                     53,134
                                                                      ---------

Total minimum lease payments                                            116,925

Less: Amount representing interest                                      (10,301)
                                                                      ---------

Present value of net minimum lease payments                             106,624

Less: Current maturities of capital lease obligation                    (55,773)
                                                                      ---------

Long-term capital lease obligation                                    $  50,851
                                                                      =========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

8.    Shareholders' Equity

Preferred Stock

The Company has one Series of preferred stock, Series A. The preferred stock is convertible to common stock on a one-for-one basis.

Dividend rights: Subject to the rights, preferences, privileges and restrictions of any other class or series of stock, the holders of outstanding shares of the Series A Preferred Stock shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of any assets of the Company legally available, at the rate of $0.40 per share during the Company's fiscal year (as adjusted for any stock divisions, stock combinations, stock consolidations, stock distributions or stock dividends with respect to such shares), payable in preference and priority to any payment of any dividend on the Common Stock of the Company and payable as the Board of Directors may determine. The right to such dividends on the Series A Preferred Stock shall not be cumulative

Liquidation: Subject to the rights, preferences, privileges and restrictions of any other class or series of stock, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder of each outstanding share of the Series A Preferred Stock shall be entitled to receive, out of the assets of the Company legally available for distribution to its shareholders upon such liquidation, dissolution or winding up, whether such assets are capital or surplus of any nature, the amount of $4.00 per share.

If the assets to be distributed to the holders of Series A Preferred Stock shall be insufficient to permit the receipt by such holders of the full preferential amounts, then all of such assets shall be distributed among such holders ratably in accordance with the number of such shares then held by each such holder.

Common stock

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

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

9.    Income Taxes

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

                                                        2004            2003
                                                    ------------    ------------
Current
      Federal                                       $         --    $         --
      State                                                   --           2,400
                                                    ------------    ------------

                                                              --           2,400
Deferred
      Federal                                                 --              --
      State                                                   --              --
                                                    ------------    ------------

Provision for income taxes                          $         --    $      2,400
                                                    ============    ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                         2004           2003
                                                     -----------    -----------
Deferred tax asset
     Net operating loss carryforward                 $ 4,307,501    $ 3,445,338
     Amortization of intangible assets                    21,720         23,892
     Deferred benefits and other accruals                104,999         89,677
                                                     -----------    -----------

Total deferred tax asset                               4,434,220      3,558,907
                                                     -----------    -----------

Deferred tax liability
     Differences between book and tax depreciation       (30,633)        38,026
     State income tax benefit                           (201,846)      (145,271)
                                                     -----------    -----------

Total deferred tax liability                            (232,479)      (107,245)
                                                     -----------    -----------

Net deferred tax asset before valuation allowance      4,201,741      3,451,662
Less valuation allowance                              (4,201,741)    (3,451,662)
                                                     -----------    -----------
Net deferred tax asset                               $        --    $        --
                                                     ===========    ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

9.    Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2004 and 2003 is as follows:

                                                            2004         2003
                                                          -------      -------

Income tax provision  (benefit) computed
at federal statutory rate                                  (34.00%)     (34.00%)

State income tax rate                                       (8.84%)      (8.84%)

Valuation allowance                                         42.84%       42.65%
                                                          -------      -------

Effective income tax rate                                    0.00%        0.19%
                                                          =======      =======

The Company's effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

At December 31, 2004 and 2003, the Company has available approximately $10,981,000 and $8,969,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2024. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2004 and 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforward period.

10.   Commitments and Contingencies

Office leases

The Company is committed under an operating lease agreement for its office facility at 435 Brannan Street, San Francisco, California. The lease was renewed in 2004 for a period of two years and expiring September 30, 2006. This lease requires monthly rental payments of approximately $2,950.

The Company is committed under an operating lease agreement for its 3,699 square feet office and laboratory facility at 100 Cummings Center, Beverly, Massachusetts. The lease is for a period of three years beginning November 1, 2003 and expiring October 30, 2006. This lease requires monthly rental payments of approximately $6,432. The Company vacated this facility during December 2004 and is negotiating a termination of the lease or the sublease of the space.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

10.      Commitments and Contingencies (continued)

In October 2004, the Company entered into a triple net sublease with the Company's primary mining and technology vendor, Arrakis, Inc., for 5,346 square feet of lab space in Arrakis' commercial facility located in Englewood, Colorado. The Company's pro-rata portion of rent is $2,568 per month under a 5-year sublease that expires in March 2010.

Future minimum lease payments required under these non- cancelable leases are as follows:

          Years ending December 31,                   Amount
                                                 ----------------
          2005                                   $        139,548
          2006                                            121,686
          2007                                             30,816
          2008                                             30,816
          2009                                             30,816
          2010                                              3,852
                                                 ----------------

          Total                                  $        357,534
                                                      ================

During 2003 the Company rented on a month-to-month basis a lab facility in Salem, Massachusetts.

Total rent expense under all these operating leases for the years ended December 31, 2004 and 2003 amounted to $110,467 and $52,989, respectively.

Environmental remediation

In 2002, the Company recorded additional accruals for the estimated future costs associated with certain environmental remediation activities related to the overdue disposal of hazardous materials at the Butte, Montana facility. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. These accrued costs were estimated at approximately $38,250 and were recorded in the Company's financial statements at December 31, 2002. In January 2004, the Company settled the matter with the
Montana Department of Environmental Quality ("DEQ") for the sum of $38,502 payable in six monthly installments commencing on January 30, 2004. The Company received a release letter from the DEQ dated June 7, 2004 stating that the matter was closed.

11.   Stock Options and Warrants

The  Board  of  Directors  has  granted   management   the  authority  to  issue
non-statutory stock options and/or warrants to employees, officers and consultants of the Company. As of December 31, 2004 and 2003, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

11.   Stock Options and Warrants (continued)

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

On March 1, 2004, the Board of Directors adopted a 2004 Stock Incentive Plan, which was subject to approval by the Company's shareholders. Such approval was ratified by a majority vote of shareholders at the Company's annual meeting held on September 30, 2004 in San Francisco, California. The maximum number of shares of common stock that may be issued pursuant to the plan is 7,000,000 shares. No options were granted under the plan in 2004. Stock options and warrants issued as of December 31, 2004 and 2003 are summarized as follows:

                                                2004                            2003
                                    ------------------------------  --------------------------
                                                  Average Exercise                  Average Exercise
                                       Shares          Price          Shares            Price
                                    -----------     -----------     -----------       -----------
Outstanding at beginning of year     54,092,895     $      0.16      22,826,898       $      0.11
Granted                              13,746,994            0.39      31,920,997              0.19
Exercised                            (6,106,358)           0.09              --                --
Forfeited/Cancelled                  (4,200,268)           0.12        (655,000)            (0.55)
                                    -----------     -----------     -----------       -----------

Outstanding at end of year           57,533,263     $      0.23      54,092,895       $      0.16
                                    ===========     ===========     ===========       ===========

Exercisable at end of year           51,446,674     $      0.22      49,073,309       $      0.16
                                    ===========     ===========     ===========       ===========

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

11.      Stock Options and Warrants (continued)

The following table presents information about stock options and warrants granted during the years ended December 31, 2004 and 2003 where the exercise price of some options and warrants differed from the market price of the Company's stock on the grant date:

                                                        Weighted
                                                         Number              Average
                                                       of Shares            Exercise
                                                        Granted              Price
                                                    -----------------    ---------------
Year ended December 31, 2003:

Exercise price equals market value                        3,849,997      $         0.10
Exercise price greater than market value                 28,071,000                0.20
Exercise price less than market value                             -                0.00
                                                    -----------------    ---------------

Total granted during year                                31,920,997      $         0.19
                                                    =================    ===============

Year ended December 31, 2004:

Exercise price equals market value                        8,003,352      $         0.33
Exercise price greater than market value                  3,256,142                0.50
Exercise price less than market value                     2,487,500                0.44
                                                    -----------------    ---------------

Total granted during year                                13,746,994      $         0.39
                                                    =================    ===============


FASB Interpretation No. 44 of APB-25 Relating to Transactions Involving Stock Compensation

Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2004 and 2003, compensation cost has been recognized for its stock options and warrants granted to outside third parties.

During the years ended December 31, 2004 and 2003, the Company's board of directors approved the grant of stock options or warrants to various independent consultants to purchase an aggregate of 571,000 and 1,310,800 shares of its common stock, respectively. These options have an exercise price of $0.20 to $0.50 in 2004 and $0.10 to $0.25 in 2003. All of these options or warrants shares were vested immediately. As a result, the Company recorded $19,000 and $25,800 in compensation expense, which is included in outside services and professional fees in the statements of operations, at December 31, 2004 and 2003, respectively. These options or warrants were not issued as part of any of the Company's Stock Option Plan.

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


11.      Stock Options and Warrants (continued)

The  following  table   summarizes   information   about  options  and  warrants
outstanding at December 31, 2004:

                        Warrants and Options Outstanding          Warrants and Options Exercisable
                   -----------------------------------------    --------------------------------------
                       Number       Weighted                        Number
                    Outstanding     Average       Weighted        Exercisable       Weighted
   Range of           as of         Remaining      Average           as of           Average
   Exercise        December 31,    Contractual     Exercise      December 31,       Exercise
    Prices            2004             Life         Price             2004           Price
--------------     ------------    -----------    ---------      -------------     ----------
$   0.01-0.03       4,515,667       2.58           $  0.02        4,515,667           $   0.02

$   0.05-0.07       4,439,515       2.72           $  0.06        4,439,515           $   0.06

$      0.10         12,490,509      2.78           $  0.10        12,490,509          $   0.10

$   0.12-0.25       14,421,057      2.81           $  0.21        12,421,057          $   0.22

$   0.30-0.41       16,101,015      3.53           $  0.35        12,272,759          $   0.35

$      0.50         5,565,500       3.15           $  0.50        5,565,500           $   0.50
                   ------------                                  -------------

                    57,533,263      3.01           $  0.23        51,705,007          $   0.22
                   ============                                  =============

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

11.      Stock Options and Warrants (continued)

The  following  table   summarizes   information   about  options  and  warrants
outstanding at December 31, 2003:

                        Warrants and Options Outstanding          Warrants and Options Exercisable
                   -----------------------------------------    --------------------------------------
                       Number       Weighted                        Number
                    Outstanding     Average       Weighted        Exercisable       Weighted
   Range of           as of         Remaining      Average           as of           Average
   Exercise        December 31,    Contractual     Exercise      December 31,       Exercise
    Prices            2004             Life         Price             2004           Price
--------------     ------------    -----------    ---------      -------------     ----------
$   0.01-0.03       5,065,667       3.55           $   0.02       5,065,667         $   0.02

$   0.05-0.07       5,085,715       3.74           $   0.06       5,085,715         $   0.06

$     0.10          21,088,828      2.93           $   0.10       18,768,825        $   0.10

$   0.12-0.25       14,038,521      3.69           $   0.21       12,038,521        $   0.22

$   0.35-0.41       8,384,999       3.75           $   0.36       7,685,416         $   0.36

$   0.50-0.53       379,165         1.97           $   0.50       379,165           $   0.50

$   1.00-4.00       50,000          0.07           $   1.00       50,000            $   1.00
                   ------------                                  -------------
                    54,092,895                     $   0.16       49,073,309        $   0.16
                   ============                                  =============

The exercise periods for the options range from immediate to five years from the date of the grant.

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

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

11.      Stock Options and Warrants (continued)

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

                                                           2004                 2003
                                                    -----------------    ----------------
Net Loss:
      As reported                                   $    (2,359,527)     $    (1,648,721)
      Pro forma                                     $    (2,526,919)     $    (1,846,772)

Basic and diluted loss per common share
      As reported
         Basic                                      $        (0.04)      $         (0.03)
         Diluted                                    $        (0.04)      $         (0.03)
      Pro forma
         Basic                                      $        (0.04)      $         (0.04)
         Diluted                                    $        (0.04)      $         (0.04)

Options/warrants are generally granted at prices equal to the current fair value of the Company's common stock at the date of grant.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004: dividend yield of 0%; expected volatility of 50-90%; risk-free interest rate of 5.1%, and average expected life of 5 years; 2003: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 4.9%, and expected life of 5 years. The weighted-average fair value of options and warrants granted were $0.08 and $0.07 for 2004 and 2003, respectively.

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

Options and warrants repricing

In 2004 and 2003, the Company recorded $298,186 and $85,475, respectively of compensation expense resulting from repriced options and warrants from prior years. The pro forma disclosures include compensation cost for the incremental fair value resulting from such modifications on options and warrants granted to employees.

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

12.      Related Party Transactions

In second quarter 2004, the Company entered into a three-year employment agreement with Dr. William C. Tao, the Company's Chief Executive Officer. Upon completion of the three-year term, the employment agreement automatically renews on a month-to-month basis until terminated or until the parties negotiate a new term. Neither party may terminate the agreement without cause. Upon termination of the agreement by Dr. Tao for "good reason"--as specified in the employment agreement--the Company is obligated to pay Dr. Tao the following material amounts: (a) all accrued benefits; (b) a lump sum cash payment equal to one and one-half times his base salary in effect; and (c) a lump sum cash payment equal to one and one-half times his highest annual bonus paid or payable prior to his termination of the agreement for good reason. The agreement specifies an annual salary of $108,000, automobile allowance of $500 per month and a flight allowance of $250 per month through December 2004. In addition, the Company is obligated to pay limited premiums associated with a $2,000,000 term life insurance policy on Dr. Tao with the beneficiaries to be designated by him. The Company has further agreed to provide family health insurance to Dr. Tao until such time as a company group plan is adopted. Dr. Tao will be reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. As further consideration for entering into the employment agreement, Dr. Tao was granted 1,500,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of thirty-two cents ($0.32) for a five-year period. Dr. Tao was also granted an additional 3,500,016 warrants at a price of $0.32 for a five-year period, which vest at a rate of 145,834 warrants per month for a twenty-four month period.

In 2004, the Company entered into a consulting agreement with Nevada Hospitality Incorporated ("NHI") for certain services related to assistance in forming and implementing a comprehensive strategy for establishing its metals recovery technology in the state of Nevada in the form of a toll-based, processing service for various mining consortia. Dr. Tao is a Director of Nevada Hospitality Incorporated. In 2004, the Company paid NHI and its related associates $ 31,000 and granted 5 year warrants for 96,000 shares at an exercise price of $0.35 that vest over a 12 month period.

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

In second quarter 2003, the Company entered into three-year employment agreements with Randall S. Reis, then the Company's Chairman and CEO and Bradley
N. Rotter, then the Company's President, COO and board member. Upon completion of the three-year term, the employment agreements automatically renew on a month-to-month basis until terminated or until the parties negotiate a new term. The agreements specify an annual salary of $120,000 for Mr. Reis and Mr. Rotter, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period.

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

12.      Related Party Transactions (continued)

In addition, Mr. Reis and Mr. Rotter receive an automobile allowance of $500 per month and are reimbursed for ordinary and necessary expenses incurred in performance of their duties on behalf of the Company. Either the Company or the employed party may terminate the agreement with or without cause or reason with 60-calendar days' written notice to the other party. Upon termination of the employee's agreement by the Company without cause, the Company is obligated to pay the employee his then base salary for six (6) months at the rate of the base salary then in effect, which six month period shall begin on the effective date of the termination. As further consideration for entering into the employment agreement, Mr. Reis was granted 1,000,000 warrants, vesting immediately, to purchase shares of the Company's common stock at an exercise price of ten cents ($0.10) for a five-year period. Mr. Rotter was granted 3,000,000 warrants, vesting immediately, at a price of $0.10 for a five-year period. Mr. Rotter was also granted an additional 3,000,000 warrants at a price of $0.10 for a five-year period, which vested at a rate of 83,334 warrants per month for the three-year term of the agreement.

Mr. Rotter was subsequently appointed Chief Executive Officer of the Company, replacing Mr. Reis who remained as Chairman. Mr. Rotter resigned his position as Chief Executive Officer as of April 30, 2004. Mr. Rotter remained a non-officer employee of the Company through August 31, 2004 in a finance and investment guidance position. Mr. Rotter maintained his position as a Director of MR3 until his successor, Dr. William C. Tao, was elected at the Company's annual meeting held on September 20, 2004. In consideration of his performance and contributions during the noted four month period, the Company granted Mr. Rotter 333,336 warrants, vesting immediately after August 31, 2004, and exercisable at $0.23 for a five-year period, which represents the total amount of warrants Mr. Rotter would have received during the period pursuant to his employment agreement had it been in effect through August 31, 2004. Upon Mr. Rotter's resignation, 1,916,671 of Mr. Rotter's unvested warrants were cancelled.

Deferred compensation for Randall S. Reis, which is included in accrued expenses, amounted to $27,578 and $18,878 for the years ended December 31, 2004 and 2003, respectively. Deferred compensation for Bradley N. Rotter, which is included in accrued expenses, amounted to $72,000 and $57,000, for the year ended December 31, 2004 and 2003, respectively.

In June 2003, the Company entered into a three-year employment agreement with Dr. Irving DeVoe, who was employed as Chief Science Officer and is the inventor of the MR3 technology and who subsequently resigned his position in 2004. The agreement specifies an annual salary of $120,000 for Dr. DeVoe, which may be accrued and converted into shares of the Company's common stock at the market price in effect at the end of the applicable pay period. In addition, Dr. DeVoe receives an automobile allowance of $500 per month and was reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. The obligation to pay Dr. DeVoe an annual royalty equal to 5% of the net profits of the Company received from the sale or utilization of its MR3 technologies terminated upon Dr. DeVoe's resignation. In June 2003, in connection with Dr. Irving DeVoe's waiver of his anti-dilution agreement with MR3, the Company granted him 200,000 shares of restricted common stock of the Company.

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

12.      Related Party Transactions (continued)

In July 2003, the Company concluded a private placement with eleven accredited investors for total net proceeds of $735,000. The proceeds are to be used for working capital and general corporate purposes. Pursuant to this private placement, investors purchased restricted shares of the Company's common stock at a price of twelve cents ($0.12) per share. Each share of common stock purchased carried two attached purchase warrants, "A" and "B." The A warrant allows the holder to purchase common shares at an exercise price of thirty-six cents ($0.36) per share for a term of four years. The B warrant allows the holder to purchase common shares at price of twenty-five cents ($0.25) per share for a term of four years. Mr. Bradley Rotter, formerly the Company's Chief Executive Officer, participated in the private placement in the amount of $100,000.

In October 2003, management arranged a $1,250,000 credit facility which will allow the Company to further its ability to deploy the first in a series of plants to utilize its metals separation and purification technology. The credit facility consists of a 14% Promissory Note in the principal amount of $1,250,000, due March 1, 2006, or an earlier date 24 months from the date the first plant is completed and operational. The Company is obligated to submit requests for funds against the credit facility in connection with its financing needs related to plant development and construction. Attached to the Promissory Note are five-year warrants to purchase 2,000,000 shares of the Company's common stock at a price of $0.23 per share. The credit facility also has an equity conversion feature allowing the lender, a private equity and financing group, to convert the loan into percentage ownership in the plant. The Company received its first $250,000 of loan proceeds on October 14, 2003 and its second $250,000 of loan proceeds on December 17, 2003. The Company received its third $250,000 of loan proceeds on February 4, 2004 bringing its total borrowings under the $1,250,000 credit facility to $750,000.

In November 2003, the Company granted John K. Burns, President and Chief Operating Officer, 1,000,000 warrants to purchase common shares of the Company's stock at a price of thirty-five cents ($0.35) per share over a five-year period. Mr. Burns resigned his position in 2004.

In December 2003, the Company entered into an agreement with Toltec Engineering Services LLC ("Toltec") of Payson, Arizona, for the manufacture and installation of certain MR3 Technology related equipment. The agreement totaled approximately $260,000 and obligated Toltec to manufacture and install the equipment to MR3's specification. The agreement further obligated Toltec to supply supporting printed documentation to the Company upon delivery of the manufactured equipment. Mr. David DeVoe, President of Toltec, is a former officer of the Company and is related to Dr. Irving DeVoe, the Company's former Chief Science Officer.

In December 2003, the Company entered into a $100,000 promissory note with The Aberdeen Trust, Grosvenor Trust Company Limited, as Trustee, for the purpose of a bridge loan to the Company. Mr. Bradley Rotter, former Chief Executive Officer, is the beneficial owner of the Aberdeen Trust. The Company is obligated to pay back the full amount of the note plus any interest accrued at 12% per annum on or before April 15, 2004. In consideration for entering into the promissory note, Aberdeen Trust was granted warrants to purchase 200,000 shares of the Company's common stock at $0.35 per share for a five-year period.

                               MR3 SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

13.      Agreements

Effective February 26, 2004 the Company amended its agreement with Linsa Associates, Ltd. ("Linsa") to reduce the restricted areas under the agreement from thirty-six jurisdictions to two (Taiwan and Egypt) including, however, any transactions done outside of a restricted area with subsidiaries or affiliates of companies headquartered within a restricted area, provided that Linsa is transacting business with such companies within the restricted area at the time of any such outside transaction.

On October 18, 2004, MR3 Systems, Inc. ("MR3 or the Company") filed a legal action MR3 Systems, Inc. v. Linsa Associates, Ltd., et. al. CGC-04-435558 in California Superior Court, in and for the City and County of San Francisco, against Linsa, Ltd., et al. ("Linsa"), for breach of contract and declaratory relief in connection with the Company's MR3 Technology Transfer Agreement ("Agreement") with Linsa. These claims arise out of Linsa's failure to use its best efforts to commercialize the MR3 Technology, as required under the Agreement, and to correct a default on monies owed to MR3 for services performed under the Agreement. The parties have agreed to stay further prosecution on the legal matter pending voluntary non-binding mediation.

14.      Subsequent Events

Subsequent to December 31, 2004, the company received an additional $210,000 in loans from the private financing group which had loaned the company $100,000 in December 2004. These notes are short-term and bear 20% interest. The Company also received loans of $25,000 from four stockholders that bear interest at 10%. These noteholders were also granted 5 year warrants to purchase 50,000 shares of common stock at $0.10 per share.