Form 10QSB
period 2005-03-31
MR3 SYSTEMS INC
filed 2005-05-20
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

            Class                             Outstanding as of May 18, 2005

   Common Stock, $.01 par value                        70,046,766

                                TABLE OF CONTENTS

Heading                                                                                                Page
-------                                                                                                ----
                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements..................................................................  03

Item 2.         Management's Discussion and Analysis and Plan of Operation............................  09

Item 3.         Controls and Procedures...............................................................  15

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.....................................................................  15

Item 2.         Changes In Securities.................................................................  15

Item 3.         Defaults Upon Senior Securities.......................................................  16

Item 4.         Submission of Matters to a Vote of Securities Holders.................................  16

Item 5.         Other Information.....................................................................  16

Item 6.         Exhibits and Reports on Form 8-K......................................................  16

                SIGNATURES............................................................................  17

                                     PART I

Item 1.    Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
           March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

                                                                                     2005              2004
                                                                             ------------------------------
ASSETS
Current assets:
Cash                                                                         $      2,187      $     63,712
Accounts receivable                                                                17,650            17,650
                                                                             ------------------------------
Total current assets                                                               19,837            81,362
                                                                             ------------------------------
Non-current assets
Property, equipment and leaseholds,
           net of accumulated depreciation and amortization                       500,177           509,902
Deposits                                                                            2,497             2,497
                                                                             ------------------------------
Total non-current assets                                                          502,674           512,399
                                                                             ------------------------------

TOTAL ASSETS                                                                 $    522,511      $    593,761
                                                                             ==============================
LIABILITIES

Current liabilities
Accounts payable                                                             $    451,098      $    464,522
Payroll taxes payable                                                             160,665           152,895
Acrued expenses                                                                  618,132           491,590
Note payable                                                                       84,254            84,254
Capital lease obligation                                                           57,151            55,773
Short- term notes payable                                                       1,163,976           356,833
                                                                             ------------------------------
Total current liabilities                                                       2,535,276         1,605,867
                                                                             ------------------------------
Long-term liabilities
Long- term notes payable                                                           87,994           745,970
Capital lease obligations                                                          36,287            50,851
                                                                             ------------------------------
Total long-term liabilities                                                       124,281           796,821
                                                                             ------------------------------
TOTAL LIABILITIES                                                               2,659,557         2,402,688
                                                                             ------------------------------
SHAREHOLDERS' DEFICIT
Common stock: 250,000,000 shares authorized; par value $0.01 issued and outstanding 70,046,766  shares in
           2005 and 2004, respectively                                            700,468           700,468
Preferred stock: 5,000,000 shares authorized; par value $0.01
           Series A, Convertible 1,250,000 shares authorized; issued and outstanding 232,714 shares in 2004 and 2003, respectively;
           liquidation preference $4.00 per share                                   2,327             2,327

Additional paid-in capital                                                     10,579,342        10,579,342

Accumulated deficit                                                           (13,419,183)      (13,091,064)
                                                                             ------------------------------

Total shareholders' deficit                                                    (2,137,046)       (1,808,927)
                                                                             ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $    522,511      $    593,761
                                                                             ==============================

              See accompanying notes to these financial statements.

                                MR3 Systems, Inc.
                            Statements of Operations
               For the three months ended March 31, 2005 and 2004

                                            (Unaudited)       (Unaudited)
                                               2005              2004
                                           ------------------------------
Income
Sales                                      $         --      $         --
Cost of goods sold                                   --                --
                                           ------------------------------
Gross margin                                         --                --
                                           ------------------------------
Operating Expenses
Development expenses                             41,767           114,124
Office expenses                                  29,469            28,308
Personnel expenses                              143,613           183,171
Outside services and professional fees           26,514           253,145
Rent                                              8,850             8,391
Depreciation                                      9,726             9,621
                                           ------------------------------
Total operating expenses                        259,939           596,760
                                           ------------------------------
Other (Income) and Expenses
Interest (income) and expense                    68,180            48,700
Other (income) and expense                           --              (865)
                                           ------------------------------
Total other (income) and expense                 68,180            47,835

Net loss before taxes                          (328,119)         (644,595)

Provision for income taxes                           --                --
                                           ------------------------------

Net loss                                   $   (328,119)     $   (644,595)
                                           ==============================

Loss per share:
Basic - continuing operations              $      (0.01)     $      (0.01)
Diluted - continuing operations            $      (0.01)     $      (0.01)

Weighted average number of shares:
Basic                                        70,046,766        60,491,380
Diluted                                      70,046,766        60,491,380

              See accompanying notes to these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2005 and 2004

                                                        ------------------------
                                                             2005           2004
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(328,119)     $(644,595)
 Adjustments to reconcile net loss to net cash used
 by operating activities:
 Depreciation and amortization                              9,726          9,621
 Amortization of warrant issuance                          19,166          8,879
 Compensation expenses stock warrants granted                  --        193,610

 Changes in assets and liabilities

 Prepaid expenses and deposits                                 --          3,195
 Accounts payable                                         (13,424)      (115,326)
 Payroll taxes payable                                      7,770         (5,874)
 Accrued expenses                                         126,542         56,656
                                                        ------------------------
 Net cash used by operating activities                  $(178,339)     $(493,834)
                                                        ------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     $      --      $(141,225)
                                                        ------------------------

 Net cash used by investing activities                  $      --      $(141,225)
                                                        ------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable-shareholders               $ 130,000      $ 250,000
 Payments on capital lease obligations                    (13,186)       (16,426)
 Proceeds from sale of common stock and warrants               --        235,625
                                                        ------------------------

 Net cash provided by financing activities              $ 116,814      $ 469,199
                                                        ------------------------

 Increase (decrease) in cash                            $ (61,525)     $(165,860)
                                                        ------------------------

 Balance at beginning of period                            63,712        288,674
                                                        ------------------------

                                                        $   2,187      $ 122,814
                                                        ========================

              See accompanying notes to these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (Continued)

                                                                         Three months ended March 31
                                                                         ---------------------------
                                                                             2005               2004
                                                                         ---------------------------
Supplementary disclosures:

Cash paid for interest                                                   $  2,503           $ 17,115
                                                                         ===========================
Cash paid for taxes                                                      $     --           $     --
                                                                         ===========================
Supplemental Schedule of Noncash Investing and Financing Activities:

Conversion of notes payable into common stock                            $     --           $     --
                                                                         ===========================

Conversion of accrued interest into common stock                         $     --           $     --
                                                                         ===========================

Compensation expense on stock options and warrants granted               $     --           $193,610
                                                                         ===========================

Amortization of warrant issuance                                         $ 19,166           $  8,879
                                                                         ===========================

              See accompanying notes to these financial statements.

                                MR3 SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the annual report on 10-KSB, have been omitted. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004 previously filed with the Commission on May 20, 2005, and any subsequent amendments made thereto.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.   Issuance of Stock and Derivative Securities

         There were no issuances of common stock or derivative securities by the Company in first quarter 2005.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:


                                               Three Months ended March 31
                                            -----------------------------------
                                                  2005            2004
                                            -----------------------------------

Net Loss                                        $(328,119)     $(644,595)
Add: Stock-based employee & non-employee
compensation expenses included in reported
   net loss                                                      193,610

Deduct: Stock-based employee & non-employee
   compensation expense determined under
   fair value based method for all awards          56,321       (199,656)
                                                ---------      ---------
   Pro forma                                    $(384,440)     $(650,641)
                                                =========      =========

Net loss per share - basic and diluted
   As reported                                  $   (0.01)         (0.01)
   Pro forma                                        (0.01)         (0.01)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                            Three Months ended March 31
                                        -----------------------------------
                                          2005                   2004
                                        -----------------------------------

         Risk-free interest rates         5.1%               4.24% - 4.59%
         Expected lives (in years)         5                       5
         Dividend yield                    0%                     0%
         Expected volatility             50-90%                   40%

Note 4. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses of $328,119 and $2,359,527 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. The Company also had a net working deficit of $2,515,439 and $1,524,505 for the three months ended March 31, 2005 and for the year ended December 31, 2004, respectively. Additionally, the Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue. The Company has obtained additional debt financing subsequent to March 31, 2005.

Note 5. Subsequent Events

         Subsequent to March 31, 2005, the Company received an additional $80,000 in loans from a private financing group, which had loaned the Company $100,000 in December 2004 and $130,000 in first quarter 2005. These notes are short-term and bear 20% interest. The Company also received loans of $25,000 from four stockholders that bear interest at 10%. These four note holders were also granted five-year warrants to purchase 50,000 shares of common stock at $0.10 per share.

Item 2.   Management's Discussion and Analysis and Plan of Operation

         Forward Looking Statements

         The following discussion of our financial condition and results of operation should be read in conjunction with the Company's annual report on Form 10-KSB for the period ending December 31, 2004 and with the attached financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

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

         Plan of Operation

         Beginning in second quarter 2004, the Company initiated a restructuring of its business strategy with multiple objectives positioning the Company toward positive revenue generation. This revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3's core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies. Management's short-term (6-12 months) objective is to implement the MR3 technology with strategic partners owning ores, concentrates, and tailings in the United States. The general terms of these partnerships involve the joint design, construction, and operation of metals recovery centers, from which the recovered metals will be sold to third party brokers and clients. MR3's long-term (12-24 months) objective is to align with a financial strategic partner(s), from which metal recovery opportunities globally may be adequately financed.

         Given the lack of sufficient working capital (in fourth quarter 2004 and first quarter 2005) needed to carry out its aforementioned strategy, it became necessary for the Company to limit its business and marketing operations to a level consistent with operating funds advanced to the Company pursuant to its financing activities. The Company received $130,000 in first quarter 2005 and an additional $105,000 in second quarter 2005 for an aggregate total of $210,000. These funds were received in connection with certain notes entered into by the Company and Sincere Venture Investments and other shareholders.

         Management anticipates that inability to aggressive market its services, resulting from this limitation in working capital in prior periods, will likely have a negative affect on the Company's near term revenue generating capability. However, if the Company receives the level of prospective investment it is presently negotiating for with unrelated parties, then the Company would likely be well positioned to take advantage of the perceived revenue generating opportunities represented by the aforementioned vertical market areas further described below.

          In May of 2004, the Company entered into an agreement with Fluor Hanford and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. With the successful implementation of the remediation project, management intends to leverage this success so as to implement similar nuclear related turnkey systems for various public and private remediation projects in the United States. The Company recognized $380,000 in revenue related to this project in fourth quarter 2004.

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

         In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources for the processing of their mineral deposits locating in a volcanic lakebed in Death Valley Junction, California. Contingent on receiving adequate investment funds for working capital, management expects to actively pursue this venture in the second half of 2005.

         MR3 continues to work with SRK Consulting to develop three opportunities for base metal removal from various large-scale mining operations. The revenue model for applications in this Conventional Mining and Ore (CMO) market involves processing system equipment sale, service contract for technical support and media supply, and recurring revenue from the sale of base metals recovered. MR3 is also collaborating with SRK Consulting and Arrakis Mining for rapid penetration of the Private Contract Environmental Remediation (PCER) market. Opportunities in this market are anticipated to involve the sale of turnkey processing equipment, vendor contract for support services, and contracts for the supply of special media for use in the metals extraction. The Company is negotiating with several commercial entities for the removal of contaminated metals from their large-scale mining operations. Implementation of MR3 processing systems for these large-scale operations is estimated to be in the range of 300-500 gallons-per-minute. The Company's goal is to penetrate this PCER market rapidly through several small-scale, first-phase demonstration efforts, followed by the design and implementation of the large scale processing systems in coordination with established firms, such as SRK and Arrakis.

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

         The design of the MR3 System lends itself to be scalable without material difficulty. The Company anticipates supplying the initial processing materials and then provide the recurring materials (equipment, reagents, and media) to the licensee or contract client at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with a prospective license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates, as well as a monthly fee related to savings in capital and operating costs realized by the licensee or contract client from their normal operations.

         During October 2004, MR3 entered into a Memorandum of Understanding with Swift Capital, an investment arm of Sino Capital Foundation. The MOU provides the framework for Swift Capital to perform due diligence on MR3 for the purpose of providing long-term financial investment into the Company. Sino Capital Foundation is a global conglomerate owning petroleum, energy, mining, and banking assets in Asia, Southeast Asia, and Europe. The Company and Sino Capital intend to structure a long-term partnership in which Sino Capital will provide funding for MR3 operations in the US, contracts for MR3 technology applications in Asia and Europe, and long-term financing for joint projects. Swift Capital started their due diligence at the end of 2004 and has continued the process into second quarter 2005. $100,000 of the funds advanced to the Company pursuant to note agreements in 2004 originated with third parties related to Sino Capital. An additional $210,000 pursuant to note agreements was received in 2005 from these same parties.

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

         Results of Operations

         Three Months Ended March 31, 2005 ("First Quarter of 2005") and Three Months Ended March 31, 2004 ("First Quarter of 2004")

         The Company did not generate any revenues from operations for the three-month period ended March 31, 2005 or for the three-month period ended March 31, 2004. After completing its metals related environmental remediation project with Fluor Hanford in fourth quarter 2004, the Company elected to limit its business activities in first quarter 2005 to a level consistent with available working capital. Consequently, the Company did not enter into new agreements for its metals recovery and remediation technology. In first quarter 2004, management carried out the assessment of new opportunities for the migration of MR3's technology to other more lucrative metal-related industries including, but not limited to the precious metals mining industries, specialty chemical production applications, and nuclear remediation projects and applications. The Company had also elected to discontinue mining industry related agreements in late 2003 that it deemed to be impractical or not cost effective.

         The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the

Company's processing activities when operational. The Company did not record any expense for cost of goods sold for the first three months of 2005 or 2004, as it did not conduct revenue-generating operations during those two periods.

         Total general operating expenses, less depreciation, for the first quarter of 2005 amounted to $250,213 compared with $587,139 for the first quarter of 2004, a decrease of $336,926 (57.4%). This decrease is primarily attributed to decreases in development expenses and outside services and professional fees in first quarter 2005. Outside services and professional fees decreased $226,631 (89.5%) from a level of $253,145 in first quarter 2004 compared with $26,514 in first quarter 2005. Outside services and professional fees in first quarter 2004 include $193,610 in compensation expense to outside consultants and advisors related to the issuance of warrants and the accounting effects of warrants and options repriced in prior periods.

         The Company's development expenses decreased $72,357 (63.4%) from a level of $114,124 in first quarter 2004 compared with $41,767 for first quarter 2005. In first quarter 2004, the Company continued to advance its metals related technology with the aim of further adapting it to then current opportunities being assessed by its technical staff. The Company was collecting and testing samples from a variety of prospective clients to determine suitability of the technology and the viability of the projects under consideration. In first quarter 2005, the Company was limited in its evaluation of prospective clients as a consequence of limited working capital. The Company closed its Massachusetts laboratory in January 2005 and is in the process of relocating it to a facility in Englewood, Colorado.

         Office expense and rent for the first quarter of 2005 amounted to $29,469 and $8,850, respectively compared with $28,308 and $8,391 for the comparable period in 2004. Depreciation expense amounted to $9,726 in first quarter 2004, compared with $9,621 for the first quarter of 2004. Differences for office expense, rent and depreciation between the two periods were not material.

         Personnel expenses decreased by $39,558 (21.6%) from a level of $183,171 in the first three months of 2004 compared with $143,613 for the same period in 2005. Personnel expenses in first quarter 2004 were greater than 2005 due to the addition of staff in that period related to the expansion of the Company's operating and development activities in anticipation of securing and carrying out new business opportunities for the Company. The Company reduced its personnel in late 2004 and first quarter 2005 consistent with its manpower requirements. The Company anticipates adding personnel during the balance of 2005 contingent on available working capital.

         Interest expense amounted to $68,180 for the first three months of 2005 compared with $48,700 for the first three months of 2004. This $19,480 (40.0%) increase is primarily attributed to the addition of certain note payables and credit facilities arranged by the Company in fiscal year 2004.

         The Company had a net loss of $328,119 for the first quarter of 2005 compared with a net loss of $644,595 for the first quarter of 2004. This $316,476 (49.1%) decrease for the first quarter of 2005 is attributed to the decrease in operating expenses incurred by the Company during a period of limited operations in first quarter 2005 compared to a period in first quarter 2004 where the Company was ramping up operations. The decrease is also attributed to the material accounting effect of recording compensation expense related to warrants and options in first quarter 2004.

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

         At March 31, 2005, the Company had a working capital deficit of $2,515,439 compared with a working capital deficit of $1,524,505 at December 31, 2004. This $990,934 (65.0%) increase in working capital deficit is primarily attributed to the decline in cash used for operations at the end of first quarter 2005, as well as material increases in accrued expenses and short term note payables. Short-term note payables for the first quarter 2005 increased $807,143 (226.2%) from a level of $356,883 in the first quarter of 2004 to $1,163,976 for the comparable period in 2005.

         At March 31, 2005, the Company had total assets of $522,511 and total shareholders' deficit of $2,137,046 compared with total assets of $593,761 and shareholders' deficit of $1,808,927 at December 31, 2004. The 18.1% increase in total shareholders' deficit over the two periods noted above is attributed the increase in accumulated deficit related to the net loss incurred by the Company in first quarter 2005.

         For the three-month period ended March 31, 2005 and 2004, net cashed used by operating activities totaled, $178,339 and $493,834, respectively. The $315,495 (63.9%) decrease in net cash used for operating activities in first quarter 2005 is attributed to the reduced business activities of the Company during the period.

         For the three-month period ended March 31, 2005 and 2004, net cash used by investing activities amounted to $0 and $141,225, respectively. Cash used by investing activities relates to the purchase of equipment and property in first quarter 2004.

         For the three-month period ended March 31, 2005 and 2004, net cash provided by financing activities totaled $116,814 and $469,199, respectively. The Company realized cash in the first quarter of 2004 from such financing activities as the private sale of common stock, exercise of warrants, note payables and other debt instruments. In first quarter 2005, the Company realized cash from proceeds related solely to notes from third parties.

         During the remainder of fiscal year 2005, the Company expects to meet its cash and working capital needs primarily from cash generated from operations, prospective license sales, private sale of its securities, convertible debt instruments, note payables and credit facilities with private lenders.

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

         The Company filed a Form 12b-25 (Notification of Late Filing) on May 16, 2005 related to the late filing of its quarterly report on Form 10-QSB for the period ended March 31, 2005. The late filing was unrelated to any material weakness or deficiency in the Company's internal controls and procedures.

                                     PART II

Item 1.    Legal Proceedings

         With the exception noted below, there are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

         On October 18, 2004, MR3 Systems, Inc. ("MR3 or the Company") filed a legal action MR3 Systems, Inc. v. Linsa Associates, Ltd., et. al. CGC-04-435558 in California Superior Court, in and for the City and County of San Francisco, against Linsa, Ltd., et al. ("Linsa"), for breach of contract and declaratory relief in connection with the Company's MR3 Technology Transfer Agreement ("Agreement") with Linsa. These claims arise out of Linsa's failure to use its best efforts to commercialize the MR3 Technology, as required under the Agreement, and to correct a default on monies owed to MR3 for services performed under the Agreement. Concurrent with the Company's legal action, Linsa filed suit on this dispute against MR3 in the jurisdiction of Delaware. The parties have agreed to stay further prosecution on this legal matter pending voluntary non-binding mediation. The Company reasonably believes that such mediation will lead to a mutually beneficial settlement between the parties.

Item 2.   Changes In Securities

         None.

Item 3.    Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2005.

Item 5.    Other Information

         Subsequent to March 31, 2005, the Company received an additional $80,000 in loans from a private financing group, which had loaned the Company $100,000 in December 2004 and $130,000 in first quarter 2005. These notes are short-term and bear 20% interest. The Company also received loans of $25,000 from four stockholders that bear interest at 10%. These four note holders were also granted 5-year warrants to purchase 50,000 shares of common stock at $0.10 per share.

Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibit

         31.1     Certification   of  CEO   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three-month period ended March 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MR3 Systems, Inc.

Date:   May 20, 2005                             By:  /S/ RANDALL S. REIS
                                                    --------------------------
                                                      Randall S. Reis
                                                      Chief Financial Officer

Date:   May 20, 2005                             By: /S/ WILLIAM C. TAO
                                                    ---------------------------
                                                      William C. Tao
                                                      Chief Executive Officer