Form 10QSB
period 2005-06-30
MR3 SYSTEMS INC
filed 2005-08-22
CIK 1133541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                  Class                          Outstanding as of June 30, 2005

      Common Stock, $.01 par value                          72,088,218

                                TABLE OF CONTENTS

Heading                                                                     Page
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.......................................   03

Item 2.         Management's Discussion and Analysis and Plan of Operation.   12

Item 3.         Controls and Procedures....................................   19

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings..........................................   19

Item 2.         Changes In Securities......................................   19

Item 3.         Defaults Upon Senior Securities............................   20

Item 4.         Submission of Matters to a Vote of Securities Holders......   20

Item 5.         Other Information..........................................   20

Item 6.         Exhibits and Reports on Form 8-K...........................   21

                SIGNATURES.................................................   22

                                     PART I

Item 1. Financial Statements

                                MR3 Systems, Inc.
                                 Balance Sheets
            June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

                                                                         2005              2004
                                                                      -----------------------------
 ASSETS
 Current assets:
 Cash                                                                     111,769            63,712
 Accounts receivables                                                      17,650            17,650
 Other receivable                                                          17,967                --
                                                                      -----------------------------
 Total current assets                                                     147,386            81,362
                                                                      -----------------------------

 Non-current assets
 Property, equipment and leaseholds,
 net of accumulated depreciation and amortization                         491,946           509,902
 Deposits                                                                   2,497             2,497
                                                                      -----------------------------
 Total non-current assets                                                 494,443           512,399
                                                                      -----------------------------

 TOTAL ASSETS                                                             641,829           593,761
                                                                      =============================

 LIABILITIES
 Current liabilities
 Accounts payable                                                         464,458           464,522
 Payroll taxes payable                                                    163,978           152,895
 Accrued expenses                                                         462,104           491,590
 Note payable                                                              84,254            84,254
 Capital lease obligation                                                  58,563            55,773
 Short-term notes payable                                                 774,034           356,833
                                                                      -----------------------------
 Total current liabilities                                              2,007,391         1,605,867
                                                                      -----------------------------

 Long-term liabilities
 Long- term notes payable                                                 459,722           745,970
 Capital lease obligations                                                 20,855            50,851
                                                                      -----------------------------
 Total long-term liabilities                                              480,577           796,821
                                                                      -----------------------------
 TOTAL LIABILITIES                                                      2,487,968         2,402,688
                                                                      -----------------------------

 SHAREHOLDERS' DEFICIT
Common stock: 250,000,000 shares authorized; par value $0.01 issued and outstanding 72,088,218  shares in
   2005 and 70,046,766 shares in 2004                                     720,882           700,468
Preferred stock: 5,000,000 shares authorized; par value $0.01
   Series A, Convertible 1,250,000 shares authorized; issued and outstanding 232,714 shares in 2005 and 2004,
   liquidation preference $4.00 per share                                   2,327             2,327
   Series B, Convertible 3,750,000 shares authorized; issued and outstanding 400,000 shares in 2005, none in 2004,
   liquidation preference $2.50 per share                                   4,000                --
Additional paid-in capital                                             11,924,233        10,579,342
Accumulated deficit                                                   (14,497,581)      (13,091,064)
                                                                      -----------------------------
Total shareholders' deficit                                            (1,846,139)       (1,808,927)
                                                                      -----------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              641,829           593,761
                                                                      =============================

              See accompanying notes to these financial statements.

                      MR3 Systems, Inc.
             Statements of Operations (Unaudited)

                                                        Three months ended June 30          Six months ended June 30
                                                     -----------------------------------------------------------------
                                                          2005              2004              2005              2004
                                                     -----------------------------------------------------------------
Income
Sales                                                         --                --                --                --
Cost of goods sold                                            --                --                --                --
                                                     -----------------------------       -----------------------------

Gross margin                                                  --                --                --                --
                                                     -----------------------------       -----------------------------

Operating Expenses
Development expenses                                      39,634           132,474            81,401           229,660
Office expenses                                           35,880            31,551            65,349            59,859
Personnel expenses                                       117,470           159,670           261,083           342,841
Outside services and professional fees                    60,446           217,222            86,960           470,367
Rent                                                       9,540            27,502            18,390            52,831
Depreciation                                               9,726            10,478            19,452            20,099
                                                     -----------------------------       -----------------------------

Total operating expenses                                 272,696           578,897           532,635         1,175,657
                                                     -----------------------------       -----------------------------

Other (Income) and Expenses
Interest (income) and expense                             88,655            51,707           156,835           100,407
Other (income) and expense                                19,872              (554)           19,872            (1,419)
                                                     -----------------------------       -----------------------------

Total other (income) and expense                         108,527            51,153           176,707            98,988
                                                     -----------------------------       -----------------------------

Net loss before taxes                                   (381,223)         (630,050)         (709,342)       (1,274,645)

Provision for income taxes                                    --                --                --                --
                                                     -----------------------------       -----------------------------
Net loss                                                (381,223)         (630,050)         (709,342)       (1,274,645)

Dividend - Series B Convertible Preferred Stock          697,175                --           697,175                --
                                                     -----------------------------       -----------------------------
Net Loss Applicable to Common Shareholders            (1,078,398)         (630,050)       (1,406,517)       (1,274,645)
                                                     =============================       =============================

Net Loss Applicable to Common Shareholders
Basic - continuing operations                              (0.02)            (0.01)            (0.02)            (0.02)
Diluted - continuing operations                            (0.02)            (0.01)            (0.02)            (0.02)

Weighted average number of shares:
Basic                                                 70,319,341        63,631,627        70,186,181        62,222,218
Diluted                                               70,319,341        63,631,627        70,186,181        62,222,218

              See accompanying notes to these financial statements.

                              MR3 Systems, Inc.
                     Statements of Cash Flows (Unaudited)

                                                                       Three months ended                Six months ended
                                                                             June 30                          June 30
                                                                  ---------------------------       ---------------------------
                                                                      2005             2004             2005             2004
                                                                  ---------------------------       ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           (381,223)        (630,050)        (709,342)      (1,274,645)
 Adjustments to reconcile net loss to net cash used
 by operating activities:
 Depreciation and amortization                                         9,726           10,478           19,452           20,099
 Compensation expense on stock options granted                        13,920           70,046           13,920          263,656
 Amortization of warrant issuance                                     19,167            8,879           38,333           17,758
 Shares issued for Services                                               --          102,800               --          102,800

 Changes in assets and liabilities
 Receivables                                                         (17,967)        (186,875)         (17,967)        (186,875)
 Prepaid expenses and deposits                                            --         (125,800)              --         (122,605)
 Accounts payable                                                     13,359          (28,115)             (65)        (143,441)
 Payroll taxes payable                                                 3,313           (9,200)          11,083          (15,074)
 Deferred revenue                                                         --          235,000               --          235,000
 Accrued expenses                                                      8,592           13,122          135,134           69,778
 Other liabilities                                                        --          100,000               --          100,000
                                                                  ---------------------------       ---------------------------
 Net cash used by operating activities                              (331,113)        (439,715)        (509,452)        (933,549)
                                                                  ---------------------------       ---------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (1,496)          (8,977)          (1,496)        (150,201)
                                                                  ---------------------------       ---------------------------

 Net cash used by investing activities                                (1,496)          (8,977)          (1,496)        (150,201)
                                                                  ---------------------------       ---------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable-shareholders                            118,000               --          248,000          250,000
 Payments on capital lease obligations                               (14,020)         (12,488)         (27,206)         (28,915)
 Principal payments on notes payable-shareholders                   (320,000)              --         (320,000)              --
 Proceeds from sale of common & preferred stock and warrants         658,211          532,500          658,211          768,125
                                                                  ---------------------------       ---------------------------

 Net cash provided by financing activities                           442,191          520,012          559,005          989,210
                                                                  ---------------------------       ---------------------------

 Increase (decrease) in cash                                         109,582           71,320           48,057          (94,540)

 Balance at beginning of period                                        2,187          122,814           63,712          288,674
                                                                  ---------------------------       ---------------------------

 Balance at end of period                                            111,769          194,134          111,769          194,134
                                                                  ===========================       ===========================

Supplementary disclosures:

 Cash paid for interest                                               33,054           12,034           35,557           12,034
                                                                  ===========================       ===========================
 Cash paid for taxes                                                      --               --               --               --
                                                                  ===========================       ===========================

                    See accompanying notes to these financial statements.

                                MR3 Systems, Inc.
                      Statements of Cash Flows (Unaudited)
                                   (continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

Common stock issued for services                                                   --        102,800             --        102,800
                                                                            ========================      ========================

Compensation expense on stock options and warrants granted                     13,920         70,046         13,920        263,656
                                                                            ========================      ========================

Deemed dividend on the option granted to preferred shareholder                697,175             --        697,175             --
                                                                            ========================      ========================

Amortization of warrant issuance                                               19,167          8,879         38,333         17,758
                                                                            ========================      ========================

              See accompanying notes to these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

Note 1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the annual report on 10-KSB, have been omitted. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004 previously filed with the Commission on May 20, 2005, and any subsequent amendments made thereto.

      The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2. Issuance of Stock and Derivative Securities

      In the first half of 2005, the Company issued 2,041,452 shares of its common stock to three individuals pursuant to a cashless exercise of warrants granted in prior periods.

      In the first half of 2005, The Company issued 400,000 Series B Convertible Preferred Shares (convertible into 25 common shares per each preferred share) pursuant to a Stock Purchase and Loan Option Agreement with MRD Holdings, Inc. Each preferred share was sold at a purchase price of $2.50 per share.

      In the first half of 2005, the Company granted five shareholders an aggregate of 76,000 warrants to purchase common shares of the Company at an exercise price of $0.10 per share in connection with loans advanced to the Company during the period. The warrants are exercisable over a five-year term.

      In the first half of 2004, the Company sold 3,812,500 common shares to nine accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 3,812,500.

      In second quarter 2004, the Company issued 14,000 common shares to one party for services rendered and issued 500,000 common shares to The Wells Group for services rendered in connection with an amendment to its investor relations agreement.

      In second quarter 2004, the Company issued 3,750 common shares pursuant to the conversion of 3,750 preferred shares.

      In second quarter 2004, pursuant to an employment agreement with Dr. William Tao, Chief Executive Officer, the Company authorized the issuance of 1,500,000 warrants, vesting immediately, and an additional 3,500,016 warrants vesting equally over a twenty-four month period. The exercise price of the warrants is $0.32

      In first quarter 2004, the Company issued 15,000 common shares pursuant to the exercise of warrants at a price of $0.375 per share. The Company also issued 53,571 common shares to an investor pursuant to a correcting adjustment in connection with the private sale of securities in 2003. The Company further issued 53,571 warrants at a conversion price of $0.50 per share as a correcting adjustment from the prior year.

      In first quarter 2004, the Company issued an aggregate of 800,000 warrants to three independent consultants or advisors for a five-year term at prices ranging from $0.30 to $0.37 per share. In addition, the Company granted 1,000,000 warrants to a key employee for a five-year term at a conversion price of $0.38. The 1,000,000 warrants vest equally over a twenty-four month period.

Note 3. Material Agreement for Equity Financing

On May 31, 2005, the Company entered into a Stock Purchase and Loan Option Agreement ("Agreement") with MRD Holdings Inc. ("MRD"), a Delaware corporation, which was subject to a mutually agreeable schedule and structure of a $1 million equity purchase by MRD. Subject to the terms and conditions of the Agreement and its related exhibit documents, the Company sold 400,000 shares of Series B Convertible Preferred Stock, pursuant to a private sale of its securities to MRD, at a per share price of $2.50 for the aggregate sum of $1 million.

The parties agreed to the schedule and structure for the funding of the $1 million stock purchase as follows:

      o MRD agreed to repay a lender, Sincere Venture Investments Limited ("SVIL"), on behalf of the Company $328,211 previously advanced to the Company pursuant to a series of promissory notes. On May 31, the Company authorized MRD to pay SVIL $310,000 in principal and $18,211 in interest for an aggregate amount of $328,211. On June 1, 2005, the Company received notification from SVIL that such payments were made on behalf of the Company and that its debt was paid in full. SVIL and MRD are deemed to be related parties.

      o MRD agreed to provide the balance of the $672,000 on a monthly installment basis for a three month period commencing in June 2005, pursuant to a budget and spending plan mutually agreed to by the parties. Proceeds from the $672,000 investment will principally be used for working capital and retirement of certain outstanding liabilities. On June 15, 2005 and June 30, 2005, the Company received $50,000 and $280,000, respectively, from MRD. On July 8, 2005, the Company received $179,000 from MRD pursuant to the Agreement.

Each share of Series B Preferred Stock is convertible into common shares of the Company at the rate of twenty-five (25) common shares for each share of Series B Preferred. In consideration of its purchase of the 400,000 Preferred Shares, MRD may designate a qualified individual for appointment to the Company's Board of Directors, subject to ratification at the Company's annual meeting of shareholders.

At closing of the stock sale transaction, the Company also authorized and issued to MRD a 180 day option ("Option") to purchase from the Company in any combination, (a) Notes in the maximum aggregate principal amount of $4.5 million, and/or (b) 2,534,090 shares of Series B Preferred Stock, par value of $.01 per share, with a purchase price of approximately $1.78 per share. Should the Investor elect to convert the Notes into Series B Preferred Stock, then the number of shares of Preferred Stock, when converted into common stock and when combined with the Preferred Shares purchased at the initial closing, shall constitute, upon issuance, 51.0% of the issued and outstanding voting and capital stock of the Company.

MRD has the right, but not the obligation to exercise its Option within a 180 day period. The agreement originally specified a 90 day term for the option and the Company subsequently elected to modify the option period to 180 days from date of execution (May 31, 2005). Based on accounting guidance from Emerging Issues Task Force (EITF) 98-5 and 00-27, the Company has determined the relative fair value of the option granted to be $697,175. Accordingly, the Company has recorded a deemed dividend to the Preferred Series B shareholder for the value of the option. The option is immediately exercisable by the holder.

At closing of the aforementioned $4.5 million Option transaction, if so exercised by MRD, the Company is further obligated to issue to MRD a warrant representing MRD's continuing right to purchase that number of shares of common stock of the Company representing 51% of the total number of shares of capital stock of the Company as of the loan closing date, calculated on a fully-diluted as converted-to-common basis.

The obligation of the Company to issue and sell the preferred shares or issue notes is subject to the satisfaction, at or before each closing date, that MRD shall have delivered to the Company the full amount of the cash portion of MRD's purchase price or amount of the notes by wire transfer in accordance with the Company's written wiring instructions.

The Company is obligated under the Agreement to take all action necessary to at all times have authorized, and reserved for the purpose of issuance, the number of shares of common stock and preferred shares needed to provide for the issuance of the shares of securities upon the initial closing and any subsequent closings. Should MRD exercise its $4.5 million preferred share option as an equity purchase, the Company would likely be required to increase its authorized common shares from the current position of 250 million common shares to a level sufficient to fully accommodate any anticipated dilutive common share conversions.

Refer to Exhibit 10.1 of the Company's Current report on Form 8-K, filed with the Commission on June 20, 2005, for additional details on the Stock Purchase and Loan Option Agreement

Note 4. Stock Based Compensation

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

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                  Three Months ended June 30           Six Months ended June 30
                                                 -----------------------------------------------------------------
                                                    2005              2004              2005              2004
                                                 -----------------------------------------------------------------
Net loss applicable to common stockholders       $(1,078,398)      $  (630,050)      $(1,406,517)      $(1,274,645)
Add: Stock-based employee & non-employee
compensation expenses included in reported
net loss                                               5,280            70,046            13,920           263,656

Deduct: Stock-based employee & non-employee
compensation expense determined under
fair value based method for all awards               (61,601)         (126,388)          (61,601)         (326,044)
                                                 -----------       -----------       -----------       -----------
Pro forma                                        $(1,134,719)      $  (686,392)      $(1,454,198)      $(1,337,033)
                                                 ===========       ===========       ===========       ===========

Net loss per share - basic and diluted
As reported                                      $     (0.02)      $     (0.01)      $     (0.02)      $     (0.02)
Pro forma                                        $     (0.02)      $     (0.01)      $     (0.02)      $     (0.02)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions.

                                                  Three Months ended June 30           Six Months ended June 30
                                                 -----------------------------------------------------------------
                                                    2005              2004              2005              2004
                                                 -----------------------------------------------------------------

Risk-free interest rates                         4.58 - 5.10%     4.65% - 5.33%      4.58 - 5.10%     4.65% - 5.33%
Expected lives (in years)                                  5                 5                 5                 5
Dividend yield                                             0%                0%                0%                0%
Expected volatility                                      130%              101%              130%              101%


Note 5. Preferred Series B Stock

Designation and Number: Three Million One Hundred Fifty Thousand (3,150,000) of the Three Million Seven Hundred Fifty Thousand (3,750,000) authorized but not designated shares of Series B Preferred Stock of the Corporation are designated Series B Convertible Preferred Stock and possess the rights and privileges set forth below

Par Value: Each share of Series B Convertible Preferred Stock shall have a par value of $.01.

Conversion: Series B Convertible Preferred Stock is convertible to common stock on a one-for-twenty five basis.

Dividend rights: Holders of the shares of Series B Preferred Stock shall not be entitled to any dividends nor shall the Company be required to pay or declare any dividends on the Series B Convertible Preferred Stock. Notwithstanding the foregoing, in the event that the Company pays any dividends or makes any distribution to the holders of its common stock, a dividend or distribution shall be made to the holders of the Series B Convertible Preferred Stock equal to what they would have received had they converted their Series B Convertible Preferred Stock into common stock immediately prior to such dividend or distribution.

Liquidation Preference: In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary (a "Liquidation"), the holders of shares of the Series B Convertible Preferred Stock then issued and outstanding shall be entitled to receive, prior and in preference to any distribution of any assets of this Company to the holders of any shares of capital stock of the Company (other than the Series A Preferred Stock pursuant to the rights, preferences and privileges thereof), the greater of (i) an amount equal to $2.50 per share ("Face Amount") plus all declared but unpaid dividends on such shares, or (ii) the amount that would be distributed upon Liquidation on the number of shares of common stock into which a share of Series B Convertible Preferred Stock could be converted immediately prior to such Liquidation, assuming all shares of Series B Convertible Preferred Stock were so converted (the "Liquidation Preference"). If, upon any Liquidation of the Company, the assets of the Company available for distribution to its shareholders shall be insufficient to pay the holders of shares of the Series B Preferred Stock the full amounts of the Liquidation Preference to which they shall respectively be entitled, no distribution shall be made to the holders of any shares of capital stock of the Company (other than the Series A Preferred Stock) pursuant to the rights, preferences and privileges thereof, upon Liquidation, unless prior thereto the holders of shares of Series B Convertible Preferred Stock shall have received the Liquidation Preference with respect to each share. If, upon the occurrence of a Liquidation, the assets and funds available for distribution among the holders of the Series B Convertible Preferred Stock shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Company legally available for distribution to the Series B Convertible Preferred Stock shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

Reference Exhibit 10.4 (Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock) of the Company's Current Report on Form 8-K filed with the Commission on June 20, 2005 for additional details.

Note 6. High Stakes Capital Loan Agreement and Note

      On June 30, 2005, the Company restructured its Loan Agreement and Note with High Stakes Capital (HSC), which was entered into as of October 7, 2003, to provide for a note payment schedule (NPS). Under the terms of the NPS, beginning July 1, 2005, principal and interest on the Note will be paid in twenty (20) equal monthly installments commencing on July 1, 2005 and continuing on the same day of each month thereafter. All payments by the Company under the NPS will be made, at the option of the Company, (a) in United States dollars in immediately available funds to an account specified by HSC, or (b) in shares of Common Stock of the Company valued at a per share conversion rate equal to the median closing price of MR3 common stock for the pervious month; provided that the Company shall only be entitled to make such payments in common stock if (a) the issuance of the shares to HSC has first been registered with the Securities and Exchange Commission and such registration statement has been declared, and remains, effective, or, (b) HSC can sell such shares pursuant to Rule 144. Refer to
Exhibit 10.1 for further information.

Note 7. Subsequent Events

            In July of 2005, the Company received approximately $179,000 pursuant to the private sale of its securities (Series B Preferred Stock) in connection with the Stock Purchase and Loan Option Agreement with MRD Holdings, Inc. (see Note. 3).

Note 8. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses (prior to consideration of dividends) of $709,342 and $2,359,527 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. The Company also had a net working capital deficit of $1,860,005 and $1,524,505 for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively. The Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue. The Company has received additional equity related financing amounting to $179,000 subsequent to June 30, 2005 in connection with its Stock Purchase and Loan Option Agreement with MRD Holdings, Inc.

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

      Plan of Operation

      In 2004, the Company initiated a restructuring of its business strategy with multiple objectives with the aim of positioning the Company toward revenue generation. This revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3's core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies.

      In May of 2004, the Company entered into an agreement with Fluor Hanford and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. The Company successfully completed its obligations under the agreement and recognized $380,000 in revenue related to this project in fourth quarter 2004. While the Company believes that it can leverage its success with the Fluor Hanford project for similar project opportunities in the future, it can provide no assurances that such revenue generating projects will materialize in the foreseeable future.

      Management's objective over the next 12 months is to implement the MR3 technology with strategic partners owning ores, concentrates, and tailings within the United States and other international jurisdictions. The general terms of these prospective partnerships are expected to involve the joint design, construction, and operation of metals recovery centers, from which the recovered metals will be sold to third party brokers and clients. MR3 also intends to align itself with one or more financial strategic partner(s), from which metal recovery opportunities globally may be adequately financed.

      With these objectives in mind, in second quarter 2005, the Company entered into a Stock Purchase and Loan Option Agreement with MRD Holdings, Inc., a Delaware company, for the purchase of preferred shares of the Company's stock valued at $1 million. This initial investment provides the framework for an intended long-term relationship between the parties to provide prospective funding for MR3 operations in the US, contracts for MR3 technology applications in Asia and Europe, and other long-term financing for joint projects. For such projects financed outside of North America, the Company intends to provide its services under a profit sharing arrangement mutually agreeable to the parties. MRD was also provided with a limited term option to invest a further $4.5 million into the Company.

      The first joint MR3-MRD project involves the extraction and purification of Cobalt (Co), Nickel (Ni), Tungsten (W), and Tantalum (Ta) from a large industrial slag pile located in Austria, and the construction of a central research and development-processing center (CRDC) in Europe. It is expected that the CRDC will process the base slag material, once proof of process validation has been established. The CRDC is expected to include a five-tons per day pilot plant and a fifty-tons per day toll processing facility, which will work in conjunction with MR3's research and development facility located in Englewood, Colorado. Establishment of the CRDC is contingent on the availability of adequate investment monies to fund the prospective facility and development activities.

      In July 2005, the Company received an initial payment of $35,000 from MRD in connection with the Phase I technical assessment of the required unit operations for the extraction of the aforementioned metals. The Company has initiated a bench scale review and validation of the chemistry, extraction, and processing parameters, which will constitute the Phase I technology flow sheet, so as to determine the economic validity of the prospective commercial processing project. In August 2005, the Company received a second payment of $35,000 from MRD as full payment totaling $70,000 for funding the Phase I study as proposed by the Company.

      In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources Inc. ("FLRI"), a publicly traded exploration-stage mining company, for the processing of their mineral deposits located in a volcanic lakebed in Death Valley Junction, California. In June 2005, FLRI reported initial positive results from Phase 1 concentration analysis testing at the lakebed site, the cost of which was funded by MR3 amounting to approximately $8,000. An independent testing laboratory performed the concentration analysis testing and FLRI representatives later verified its results, as reported in its news releases. While these initial tests provided positive results for the processing of precious metals, the Company can provide no assurances that sufficient commercial quantities or grades of precious metals will be recovered from the lakebed site or that such testing will justify commercial operations or the economic viability of any future project. Based on the results of Phase I, the Company has funded, at a cost of approximately $10,500, the Phase 2 validation of the FLRI materials. Management anticipates that the Company will actively pursue this project in the second half of 2005 and 2006, contingent on receiving adequate investment funds for working capital.

      In November 2004, the Company entered into a Strategic Alliance and Project Venture Agreement with The Purolite Company ("Purolite"), which signifies a formation of an exclusive venture and a general collaborative framework for mutual research and development of novel resins and separation processes, as well as marketing of any turnkey solutions based on such developments. Management believes that such alliances with established third party partners described above will provide more opportunities for the implementation of the Company's technology than would otherwise be available to MR3. As of this date, the parties have yet to develop a commercially viable product under the agreement.

      MR3 continues to work with SRK Consulting to develop opportunities for base metal removal from various large-scale mining operations. The revenue model for applications in this Conventional Mining and Ore (CMO) market involves processing system equipment sale, service contract for technical support and media supply, and recurring revenue from the sale of base metals recovered. MR3 is also collaborating with SRK Consulting and Arrakis Mining for rapid penetration of the Private Contract Environmental Remediation (PCER) market. Opportunities in this market are anticipated to involve the sale of turnkey processing equipment, vendor contract for support services, and contracts for the supply of special media for use in the metals extraction.

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

      The design of the MR3 System lends itself to be scalable without material difficulty. The Company anticipates supplying the initial processing materials and then provides the recurring materials (equipment, reagents, and media) to the licensee or contract client at its cost plus a reasonable markup. In addition, the Company will also likely provide technical consulting services, over and above normal services in line with a prospective license, at a predetermined price to the licensee. The Company further expects to charge a negotiated percentage of the precious metals extracted from the concentrates, as well as a monthly fee related to savings in capital and operating costs realized by the licensee or contract client from their normal operations.

      Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient for the Company to meet its capital expenditures and working capital needs, over the next twelve months, as presently outlined in its business strategy. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in designated market segments, expansion of facilities and possible acquisitions, and the formation of long-term financial strategic partnerships, such as the one currently in effect with MRD Holdings, Inc.

      Should MRD exercise its $4.5 million option, these funds should be sufficient to fund the Company's anticipated plan of operation and business strategy for 2005 and beyond. Otherwise, the Company anticipates meeting its working capital requirement for the next twelve months through a combination of revenue generated from operations, project specific financing from third parties, certain debt instruments and additional sales of its securities. If cash flows from operations are not sufficient, which is likely, it will be necessary for the Company to raise capital or seek additional financing. Management can provide no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company. If required funds are not made available to the Company, management believes that it will likely have a detrimental effect on the Company's results of operations.

      The primary and most significant expenditures for 2005 and beyond are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to anticipated operating agreements.

Effects of Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company.

Results of Operations

      Three and Six Months Ended June 30, 2005 ("Second Quarter and First Half of 2005") and Three and Six Months Ended June 30, 2004 ("Second Quarter and First Half of 2004")

      The Company did not generate any revenues from operations for the six-month periods ended June 30, 2005 and 2004. After completing its revenue generating environmental remediation project with Fluor Hanford in fourth quarter 2004, the Company was required to limit its business activities in the first half of 2005 to a level consistent with available working capital. Consequently, the Company did not enter into new revenue generating agreements for its metals recovery and environmental remediation technology in the first half of 2005. The Company is continuing, however, to prospect for new opportunities for its metals related technology solutions and reasonably believes that it may be in a position to generate revenues from operations by year end 2005 or early 2006, contingent on its current proof of validation activities being successful and available investment capital.

      The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company's processing activities when operational. The Company did not record any expense for cost of goods sold for the first half of 2005 or 2004, as it did not conduct revenue-generating operations during those two periods.

      Total operating expenses for the second quarter and first half of 2005 amounted to $272,696 and $532,635, respectively, compared with $578,897 and $1,175,657 for the second quarter and first half of 2004, respectively. This 52.9% and 54.7% decline for second quarter and the first half of 2005, respectively, is attributed to a decline in business and project development activities in the first half of 2005 related to a limitation in working capital to fund such activities.

      As a consequence of the working capital limitation, personnel expenses declined by $42,200 (26.4%) and $81,758 (23.9%) for the second quarter and first half of 2005, respectively, compared with the same periods in 2004, as the Company retained fewer employees during the noted period. Personnel expenses in the second quarter and first half of 2004 were greater than the same periods in 2005 due to the addition of staff in 2004 related to the then expansion of the Company's operating and development activities in anticipation of securing and carrying out new business opportunities for the Company. The Company reduced its personnel in late 2004 and first half of 2005 consistent with its manpower requirements. The Company anticipates adding personnel in the second half of 2005 contingent on available working capital.

      Similarly, outside services and professional fees declined $156,776 (72.2%) and $383,407 (81.5%) for the second quarter and first half of 2005, respectively, compared with the same periods in 2004. Outside services and professional fees in the first half of 2004 also include compensation expense to outside consultants and advisors related to the issuance of warrants and the accounting effects of warrants and options repriced in prior periods. Depreciation expense remained constant over the three and six-month periods in 2004 and 2005 at a level approximating $10,000 per quarter.

      Rent expense declined $34,441 (65.2%) for the first half of June 30, 2005 compared with the same period in 2004, as the Company closed its Massachusetts based research and testing laboratory in January 2005 and relocated it to a subleased facility in Englewood, Colorado under more favorable financial terms.

      The Company's development expenses decreased $92,840 (70.1%) and $148,259 (64.6%) for the second quarter and first half of 2005, respectively, compared with the same periods in 2004. In the first half of 2004, the Company continued to advance its metals related technology with the aim of further adapting it to then current opportunities being assessed by its technical staff. The Company was collecting and testing samples from a variety of prospective clients to determine suitability of the technology and the viability of the projects under consideration. In first half 2005, the Company was constrained in its evaluation of prospective clients as a consequence of limited working capital.

      Interest expense amounted to $88,655 and $156,835 for the second quarter and first half of 2005, respectively, compared with $51,707 and $100,407 for the same periods in 2004. This 71.5% and 56.2% increase for the second quarter and first half of 2005, respectively, compared with the same periods in 2004 is primarily attributed to the addition of certain note payables and other debt instruments arranged by the Company during various periods in fiscal year 2004 that are more fully impacted in calendar year 2005.

      The Company recorded an "other expense" accrual amounting to $19,872 for second quarter 2005 related to an additional reserve taken in connection with estimates made for the Company's settlement of its obligations under its research laboratory lease agreement with its Massachusetts landlord.

      The Company had a net loss [prior to recording of dividends] of $381,223 and $709,342 for the second quarter and first half of 2005 compared $630,050 and $1,274,645 for the same periods in 2004. This decrease of $248,827 (39.5%) and $565,303 (44.4%) in second quarter 2005 and first half of 2005, respectively is primarily attributed to the decrease in operating expenses incurred by the Company during a period of limited operations in the first half of 2005, compared to same period in 2004 where the Company was ramping up business operations and development activities. The decrease is also attributed to the material accounting effect of recording compensation expense related to warrants and options granted in the first half of 2004.

      In second quarter 2005, the Company recorded a non-cash dividend of $697,175 related to the option granted to MRD Holdings, Inc. (see Note #3 to these financial statements) to purchase additional preferred securities from the Company for a 180-day period from the date of execution of its Stock Purchase and Loan Option Agreement (see Exhibits) with the Company. The option was granted to MRD Holdings pursuant to its purchase of 400,000 shares of Series B Preferred Stock at a price of $2.50 per share for the aggregate sum of $1 million. There was no such preferred stock option grant in second quarter or the first half of 2004. Accordingly, the Company is reporting a Net Loss Applicable to Common Shareholders of $1,078,398 and $1,406,517 for the second quarter and first half of 2005 compared to $630,050 and $1,274,645 for the same periods in 2004. This 71.2% increase for the three month period ended June 30, 2005 compared with the same period in 2004 is primarily attributed to the deemed divided resulting from the Company's application of guidance from EITF 98-5 and 00-27 to the accounting treatment of the option granted to MRD Holdings.

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

      At June 30, 2005, the Company had a working capital deficit of $1,860,005 compared with a working capital deficit of $1,524,505 at December 31, 2004. This $335,500 increase in working capital deficit is primarily attributed to the reclassification of certain long-term notes to short term note payables, offset somewhat by an increase in cash and other receivables.

      At June 30, 2005, the Company had total assets of $641,829 and total shareholders' deficit of $1,846,139 compared with total assets of $593,761 and shareholders' deficit of $1,808,927 at December 31, 2004. This $48,068 (8.1%) increase in assets in the first half of 2005 is primarily attributed to a $48,057 increase in cash resulting from the private sale of its securities. Total shareholder's deficit at June 30, 2005 increased by $37,212 (2.1%) primarily due to the increase in paid in capital related to the private sale of its securities, which was offset by the Company's addition to accumulated deficit of $1,406,517 for the first half of 2005.

      For the three-month period ended June 30, 2005 and 2004, net cashed used by operating activities totaled, $331,113 and $439,715, respectively. For the six-month period ended June 30, 2005 and 2004, net cashed used by operating activities totaled, $509,452 and $933,549, respectively. The $108,602 (24.7%) and $424,098 (45.4%) decrease in net cash used for operating activities in second quarter and first half 2005, compared with the same periods in 2004, is attributed to the reduced business activities of the Company during the noted periods.

      For the six-month period ended June 30, 2005 and 2004, net cash used by investing activities amounted to $1,496 and $150,201, respectively. Cash used by investing activities relates to the purchase of equipment and property in the noted periods. Comparison of second quarters 2004 and 2005 is not meaningful.

      For the three-month period ended June 30, 2005 and 2004, net cash provided by financing activities totaled $442,191 and $520,012, respectively. For the six-month period ended June 30, 2005 and 2004, net cash provided by financing activities totaled $559,005 and $989,210, respectively. The Company realized cash in the first half of 2004 from such financing activities as the private sale of common stock, exercise of warrants, note payables and other debt instruments. In first half of 2005, the Company realized cash from proceeds related to notes from third parties and the private sale of its securities.

      During the remainder of fiscal year 2005, the Company expects to meet its cash and working capital needs primarily from the private sale of its securities, convertible debt instruments, note payables and other credit facilities with private lenders. The Company may also generate cash from its metals extraction technology and related license sales in the second half of 2005, but management can make no assurances that such material revenue or license sales would be achieved in the remaining period of fiscal year 2005.

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

                                     PART II

Item 1. Legal Proceedings

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

      In June of 2005 MR3 Systems, Inc. finalized a settlement of the pending litigation (as previously disclosed in the Company's Current report on 8-K filed with the Commission on October 19, 2004) with its licensee Linsa Ltd. and its related entities. As a result of the settlement, the Company has severed all economic and technical obligations previously incurred under prior agreement with Linsa Ltd. As a consequence of the termination of the litigation, the Company can proceed to freely market its technology worldwide in all markets and license its technology to others where appropriate without restriction. Moreover, the resolution of the litigation is not expected to cause any material financial impact to MR3 or have any effect upon the ongoing business opportunities of the Company.

Item 2. Changes In Securities

      In second quarter of 2005, the Company issued 2,041,452 shares of its common stock to three individuals pursuant to a cashless exercise of warrants granted in prior periods.

      In second quarter of 2005, The Company issued 400,000 Series B Convertible Preferred Shares (convertible into 25 common shares per each preferred share) pursuant to a Stock purchase Agreement with MRD Holdings, Inc. Each preferred share was sold at a purchase price of $2.50 per share.

      In second quarter of 2005, the Company granted five shareholders an aggregate of 76,000 warrants to purchase common shares of the Company at an exercise price of $0.10 per share in connection with loans advanced to the Company during the period. The warrants are exercisable over a five-year term.

Item 3. Defaults Upon Senior Securities

      This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the three-month period ended June 30, 2005.

Item 5. Other Information

      On June 30, 2005, the Company restructured its Loan Agreement and Note with High Stakes Capital (HSC), which was entered into as of October 7, 2003, to provide for a note payment schedule (NPS). Under the terms of the NPS, beginning July 1, 2005, principal and interest on the Note will be paid in twenty (20) equal monthly installments commencing on July 1, 2005 and continuing on the same day of each month thereafter. All payments by the Company under the NPS will be made, at the option of the Company, (a) in United States dollars in immediately available funds to an account specified by HSC, or (b) in shares of Common Stock of the Company valued at a per share conversion rate equal to the median closing price of MR3 common stock for the pervious month; provided that the Company shall only be entitled to make such payments in common stock if (a) the issuance of the shares to HSC has first been registered with the Securities and Exchange Commission and such registration statement has been declared, and remains, effective, or, (b) HSC can sell such shares pursuant to Rule 144. Refer to
Exhibit 10.1 for further information.

      On May 30, 2005, the Board of Directors adopted a resolution creating an issue of Series B Preferred Stock for the Company (see Note 5 - Series B Preferred Stock).

      Related Party Transactions

      In June of 2005, Dr. William C. Tao, CEO and Director of MR3, was elected a Director of Franklin Lakes Resources Inc., a publicly traded (OTCBB:FKLR) exploration stage mining company. In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources for the processing of their mineral deposits locating in a volcanic lakebed in Death Valley Junction, California. The Franklin Lakes project is presently under review for proof of economic viability.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit

      4.0 Certificate of Designation, Preferences and Rights of Series B Preferred Stock dated May 30, 2005. (1.)

      10.1  Note Payment Agreement with High Stakes Capital dated June 30, 2005.

      10.2 Stock purchase and Loan Option Agreement with MRD Holdings, Inc., dated May 30, 2005. (1.)

      31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1.) Incorporated herein by reference from the Company's Current report on Form 8-K filed with the Commission on June 20, 2005.

      (b)   Reports on Form 8-K

The Company filed a Current report on 8-K with the Commission on June 20, 2005 in connection with an entry into a material agreement. The Company entered into a Stock Purchase and Loan Option Agreement with MRD Holdings Inc. ("MRD"), a Delaware corporation, for the purposes of a private sale of its securities (Series B Preferred) to MRD, at a per share price of $2.50 for the aggregate sum of $1 million.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MR3 Systems, Inc.


Date: August 15, 2005                       By: /S/ RANDALL S. REIS
                                                ----------------------
                                                Randall S. Reis
                                                Chief Financial Officer


Date: August 15, 2005                       By: /S/ WILLIAM C. TAO
                                                ----------------------------
                                                William C. Tao
                                                Chief Executive Officer


Date: August 15, 2005                       By: /S/ GARY K. ABREIM
                                                ------------------------
                                                Gary K. Abreim
                                                Acting Chief Accounting Officer