Form 10QSB
period 2005-09-30
MR3 SYSTEMS INC
filed 2005-12-15
CIK 1133541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

Class	Outstanding as of September 30, 2005
Common Stock, $.01 par value	73,618,454

PART I

Item 1. Financial Statements

MR3 Systems, Inc.
Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	2005	2004
ASSETS
Current assets:
Cash	2,506	63,712
Accounts receivables	-	17,650
Other receivable	17,967	-
Total current assets	20,473	81,362

Non-current assets
Property, equipment and leaseholds,
net of accumulated depreciation and amortization	482,220	509,902
Deposits and Prepaids	23,047	2,497
Total non-current assets	505,267	512,399

TOTAL ASSETS	525,740	593,761

LIABILITIES
Current liabilities
Accounts payable	539,344	464,522
Payroll taxes payable	157,198	152,895
Accrued expenses	388,980	491,590
Note payable	84,254	84,254
Capital lease obligation	60,009	55,773
Short- term notes payable	810,548	356,833
Total current liabilities	2,040,333	1,605,867

Long-term liabilities
Long- term notes payable	271,595	745,970
Capital lease obligations	10,585	50,851
Total long-term liabilities	282,180	796,821
TOTAL LIABILITIES	2,322,513	2,402,688

SHAREHOLDERS' DEFICIT
Common stock: 250,000,000 shares authorized; par value $0.01 issued and outstanding 73,618,454 shares in
2005 and 70,046,766 shares in 2004	736,185	700,468
Preferred stock: 5,000,000 shares authorized; par value $0.01
Series A, Convertible 1,250,000 shares authorized; issued and outstanding 232,714 shares in 2005 and 2004,
liquidation preference $4.00 per share	2,327	2,327
Series B, Convertible 3,750,000 shares authorized; issued and outstanding 400,000 shares in 2005, none in 2004,
liquidation preference $2.50 per share	4,000	-
Additional paid-in capital	12,251,285	10,579,342
Accumulated deficit	(14,790,570)	(13,091,064)
Total shareholders' deficit	(1,796,773)	(1,808,927)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	525,740	593,761

See accompanying notes to these financial statements.

MR3 Systems, Inc.
Statements of Operations (Unaudited)

	Three months ended Sept 30		Nine months ended Sept 30
	2005	2004	2005	2004
Income
Sales	70,000	-	70,000	-
Cost of goods sold	31,505	-	31,505	-

Gross margin	38,495	-	38,495	-

Operating Expenses
Development expenses	38,158	103,809	119,559	333,469
Office expenses	66,800	52,441	132,149	112,300
Personnel expenses	110,486	188,362	371,569	531,202
Outside services and professional fees	36,488	121,781	123,448	592,149
Rent	8,850	28,589	27,240	81,420
Depreciation	9,726	11,445	29,178	31,543

Total operating expenses	270,508	506,427	803,143	1,682,083

Other (Income) and Expenses
Interest (income) and expense	45,641	61,618	202,476	162,025
Other (income) and expense	15,336	(2,763)	35,208	(4,182)

Total other (income) and expense	60,977	58,855	237,684	157,843

Net loss before taxes	(292,990)	(565,282)	(1,002,332)	(1,839,926)

Provision for income taxes	-	-	-	-
Net loss	(292,990)	(565,282)	(1,002,332)	(1,839,926)

Dividend - Series B Convertible Preferred Stock	-	-	697,175	-
Net Loss Applicable to Common Shareholders	(292,990)	(565,282)	(1,699,507)	(1,839,926)

Net Loss Applicable to Common Shareholders
Basic - continuing operations	(0.00)	(0.01)	(0.02)	(0.03)
Diluted - continuing operations	(0.00)	(0.01)	(0.02)	(0.03)

Weighted average number of shares:
Basic	72,839,783	65,296,868	72,339,661	63,252,527
Diluted	72,839,783	65,296,868	72,339,661	63,252,527

See accompanying notes to these financial statements.

MR3 Systems, Inc.
Statements of Cash Flows (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(292,990)	(565,282)	(1,002,332)	(1,839,926)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	9,726	11,445	29,178	31,544
Compensation expense on stock options granted	-	76,380	13,920	340,036
Amortization of warrant issuance	25,923	8,879	64,256	26,637
Shares issued for Services	-	19,000	-	121,800

Changes in assets and liabilities
Receivables	17,650	186,875	(317)	-
Prepaid expenses and deposits	(20,550)	(183,053)	(20,550)	(305,658)
Accounts payable	74,888	190,448	74,823	47,006
Payroll taxes payable	(6,781)	(7,006)	4,303	(22,080)
Deferred revenue	-	-	-	235,000
Accrued expenses	(73,123)	47,048	62,011	116,826
Other liabilities	-	(100,000)	-	-
Net cash used by operating activities	(265,257)	(315,266)	(774,708)	(1,248,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(16,576)	(1,496)	(166,777)

Net cash used by investing activities	-	(16,576)	(1,496)	(166,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable-shareholders	-	-	248,000	250,000
Payments on capital lease obligations	(8,824)	(8,497)	(36,030)	(37,412)
Principal payments on notes payable-shareholders	(28,000)	-	(348,000)	-
Proceeds from sale of common & preferred stock and warrants	192,818	252,089	851,028	1,020,214

Net cash provided by financing activities	155,994	243,592	714,998	1,232,802

Increase (decrease) in cash	(109,263)	(88,250)	(61,206)	(182,790)

Balance at beginning of period	111,769	194,134	63,712	288,674

Balance at end of period	2,506	105,884	2,506	105,884

Supplementary disclosures:

Cash paid for interest	10,074	1,575	40,736	13,609
Cash paid for taxes	-	-	-	-

See accompanying notes to these financial statements

MR3 Systems, Inc.
Statements of Cash Flows (Unaudited)
(continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

Conversion of notes payable into common stock	142,657	-	142,657	-

Conversion of other liabilities into common stock	-	100,000	-	100,000

Conversion of accrued interest into common stock	-	-	-	-

Common stock and warrants issued for services	-	19,000	-	121,800

Compensation expense on stock options and warrants granted	-	76,380	13,920	340,036

Deemed dividend on the option granted to preferred shareholder	-	-	697,175	-

Amortization of warrant issuance	25,923	8,879	64,256	26,637

See accompanying notes to these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

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

Note 2. Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after December 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. The Company has adopted this standard effective January 1, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management has implemented the provisions of SFAS 123(R) effective January 1, 2005.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

Note 3. Issuance of Stock and Derivative Securities

     In the first nine months of 2005, the Company issued 2,041,452 shares of its common stock to three individuals pursuant to a cashless exercise of warrants granted in prior periods.

     In the first nine months of 2005, the Company granted five shareholders an aggregate of 76,000 warrants to purchase common shares of the Company at an exercise price of $0.10 per share in connection with loans advanced to the Company during the period. The warrants are exercisable over a five-year term.

     In third quarter 2005, the Company issued 1,339,466 common shares pursuant to High Stakes Capital conversion of certain payments due in the quarter under its note payable agreement with the Company.

     In third quarter of 2005, the Company issued 190,770 shares of its common stock to a shareholder pursuant to an exercise of warrants granted in a prior period.

     In the second quarter of 2005, The Company issued 400,000 Series B Convertible Preferred Shares (convertible into 25 common shares per each preferred share) pursuant to a Stock Purchase and Loan Option Agreement with MRD Holdings, Inc. Each preferred share was sold at a purchase price of $2.50 per share.

     In the first Nine months of 2004, the Company sold 5,065,500 common shares to a limited number of accredited investors pursuant to a private sale of securities at a price of $0.20 per share. Each share sold had an attached warrant allowing the individual to purchase one common share at a price of $0.50 per share for a four-year period subject to certain potential warrant acceleration terms. The total number of warrants issued pursuant to the aforementioned private sale of securities was 5,065,500.

     In third quarter 2004, the Company issued a net amount of 35,714 shares to an employee pursuant to the cashless exercise of warrants.

     In third quarter 2004, the Company issued 75,000 common shares to an independent party as consideration for a $15,000 finder’s fee earned in connection with the private sales of securities.

     In third quarter 2004, the Company granted 10,000 warrants to purchase equivalent shares of the Company’s common stock to ten of its advisory board members for an aggregate total of 100,000 shares. The warrants are exercisable over a four-year period at a price of $0.20.

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

Note 4. Material Agreement for Equity Financing

On May 31, 2005, the Company entered into a Stock Purchase and Loan Option Agreement (“Agreement”) with MRD Holdings Inc. (“MRD”), a Delaware corporation, which was subject to a mutually agreeable schedule and structure for the payment of a $1 million equity purchase by MRD. Subject to the terms and conditions of the Agreement and its related exhibit documents, the Company sold 400,000 shares of Series B Convertible Preferred Stock, pursuant to a private sale of its securities to MRD, at a per share price of $2.50 for the aggregate sum of $1 million.

The parties agreed to the schedule and structure for the funding of the $1 million stock purchase as follows:

  MRD agreed to repay a lender, Sincere Venture Investments Limited (“SVIL”), on behalf of the Company $328,211 previously advanced to the Company pursuant to a series of promissory notes. On May 31, the Company authorized MRD to pay SVIL $310,000 in principal and $18,211 in interest for an aggregate amount of $328,211. On June 1, 2005, the Company received notification from SVIL that such payments were made on behalf of the Company and that its debt was paid in full. SVIL and MRD are deemed to be related parties.

  MRD agreed to provide the balance of the $671,789 on a monthly installment basis for a three month period commencing in June 2005, pursuant to a budget and spending plan mutually agreed to by the parties. Proceeds from the $671,789 investment will principally be used for working capital and retirement of certain outstanding liabilities. On June 15, 2005 and June 30, 2005, the Company received $50,000 and $280,000, respectively, from MRD. On July 8, 2005, the Company received $179,000 from MRD pursuant to the Agreement.

Each share of Series B Preferred Stock is convertible into common shares of the Company at the rate of twenty-five (25) common shares for each share of Series B Preferred. In consideration of its purchase of the 400,000 Preferred Shares, MRD may designate a qualified individual for appointment to the Company’s Board of Directors, subject to ratification at the Company’s annual meeting of shareholders.

At closing of the stock sale transaction, the Company also authorized and issued to MRD a 180 day option (“Option”) to purchase from the Company in any combination, (a) Notes in the maximum aggregate principal amount of $4.5 million, and/or (b) 2,534,090 shares of Series B Preferred Stock, par value of $.01 per share, with a purchase price of approximately $1.78 per share. Should the Investor elect to convert the Notes into Series B Preferred Stock, then the number of shares of Preferred Stock, when converted into common stock and when combined with the Preferred Shares purchased at the initial closing, shall constitute, upon issuance, 51.0% of the issued and outstanding voting and capital stock of the Company.

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

At closing of the aforementioned $4.5 million Option transaction, if so fully exercised by MRD, the Company is further obligated to issue to MRD a warrant representing MRD’s continuing right to purchase that number of shares of common stock of the Company representing 51.0% of the total number of shares of capital stock of the Company as of the loan closing date, calculated on a fully-diluted as converted-to-common basis.

The obligation of the Company to issue and sell the preferred shares or issue notes is subject to the satisfaction, at or before each closing date, that MRD shall have delivered to the Company the full amount of the cash portion of MRD’s purchase price or amount of the notes by wire transfer in accordance with the Company’s written wiring instructions.

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

As of December 12, 2005, MRD has failed to make payment on the $182,789 balance (inclusive of an additional $20,000 payment for administrative activities on behalf of MRD) owed under the original $1 million stock purchase agreement. In addition, MRD has not made payments in connection with the $4.5 million option previously exercised by MRD in September 2005. As a consequence of MRD’s failure to make payment when due and the uncertainty as to when such payments may be made, the Company on November 22, 2005 issued a notice of default under the terms of the SPLOA to MRD. The Company is presently seeking redress on these financing matters through further negotiation with MRD. The Company has advised MRD that MR3 will hold its aforementioned notice of default in abeyance until the principals of the two companies have an opportunity to meet to negotiate a reconciliation of outstanding issues. The Company continues to reserve the right to take appropriate legal action if necessary to resolve the dispute. Refer to the Company’s Current report on Form 8-K filed with the Commission on December 9, 2005 for additional details. Refer to Exhibit 10.1 of the Company’s Current report on Form 8-K, filed with the Commission on June 20, 2005, for additional details on the Stock Purchase and Loan Option Agreement

Note 5. Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure. ”Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Three Months ended September 30		Nine Months ended September 30
	2005	2004	2005	2004

Net loss applicable to common shareholders	$(292,990)	$(565,282)	$(1,699,507)	$(1,839,926)
Add: Stock-based employee & non-employee
compensation expenses included in reported
net loss	13,920	76,380	13,920	340,036

Deduct: Stock-based employee & non-employee
compensation expense determined under
fair value based method for all awards	(43,750)	(175,451)	(156,392)	(501,495)
Pro forma	$(322,820)	$(664,353)	$(1,841,979)	$(2,001,385)

Net loss per share - basic and diluted
As reported	$(0.00)	$(0.01)	$(0.03)	$(0.03)
Pro forma	$(0.00)	$(0.01)	$(0.03)	$(0.03)

The Company calculated the fair value of each option grant on the date of grant, using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions.

	Three Months ended September 30		Nine Months ended September 30
	2005	2004	2005	2004

Risk-free interest rates	4 58-5.1%	4.64-5.07%	4.58-5.1%	4.24 - 5.24%
Expected lives (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Expected volatility	130%	75.4%	130%	72.0%

Note 6. Preferred Series B Stock

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

Conversion: Series B Convertible Preferred Stock is convertible to common stock on a one-for-twenty-five basis.

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

Liquidation Preference: In the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary (a “Liquidation”), the holders of shares of the Series B Convertible Preferred Stock then issued and outstanding shall be entitled to receive, prior and in preference to any distribution of any assets of this Company to the holders of any shares of capital stock of the Company (other than the Series A Preferred Stock pursuant to the rights, preferences and privileges thereof), the greater of (i) an amount equal to $2.50 per share (“Face Amount”) plus all declared but unpaid dividends on such shares, or (ii) the amount that would be distributed upon Liquidation on the number of shares of common stock into which a share of Series B Convertible Preferred Stock could be converted immediately prior to such Liquidation, assuming all shares of Series B Convertible Preferred Stock were so converted (the “Liquidation Preference”). If, upon any Liquidation of the Company, the assets of the Company available for distribution to its shareholders shall be insufficient to pay the holders of shares of the Series B Convertible Preferred Stock the full amounts of the Liquidation Preference to which they shall respectively be entitled, no distribution shall be made to the holders of any shares of capital stock of the Company (other than the Series A Preferred Stock) pursuant to the rights, preferences and privileges thereof, upon Liquidation, unless prior thereto the holders of shares of Series B Convertible Preferred Stock shall have received the Liquidation Preference with respect to each share. If, upon the occurrence of a Liquidation, the assets and funds available for distribution among the holders of the Series B Convertible Preferred Stock shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Company legally available for distribution to the Series B Convertible Preferred Stock shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

Reference Exhibit 10.4 (Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock) of the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2005 for additional details.

Note 7. High Stakes Capital Loan Agreement and Note

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

To date, the Company has issued 2,797,799 common shares to HSC under the restructured agreement.

Note 8. Subsequent Events

The Company filed a notification of late filing on Form 12b-25 with the Commission on November 14, 2005 related to the delay in filing of its quarterly report on Form 10-QSB for the three and nine-month periods ended September 30, 2005.

In December 2005, the Company received $45,000 in bridge financing from several shareholders. The $45,000 was provided to the Company pursuant to a convertible debenture with attached warrants to purchase common shares on a one-to-one basis (two warrants per each dollar loaned). The debenture and attached warrants are convertible at a rate of $0.02 per common share. The debenture comes due on March 31, 2006, or immediately upon MR3’s receipt of sufficient funds to repay the loan, whichever occurs first. The debenture bears interest at a rate of 12% per annum and is payable with the payment of principal.

Note 9. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net losses (prior to consideration of dividends) of $1,002,332 and $2,359,527 for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. The Company also had a net working capital deficit of $2,019,860 and $1,524,505 for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively. The Company must raise additional capital to meet its working capital needs. If the Company is unable to raise sufficient capital to fund its operations, it might be required to discontinue its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has previously relied on equity financing sources and debt offerings to fund operations. The Company's reliance on equity and debt financing will continue.

Item 2. Management's Discussion and Analysis and Plan of Operation

     Forward Looking Statements

     The following discussion of our financial condition and results of operation should be read in conjunction with the Company’s annual report on Form 10-KSB for the period ending December 31, 2004 and with the attached financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-QSB. Except for the historical information contained herein, any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

     Overview

     MR3 Systems, Inc. is a provider of turnkey commercial solutions for metals-related remediation applications and precious metal extraction, separation, and purification opportunities. MR3’s business objective is to provide the most cost effective metal recovery systems, both in terms of capital expenditures and operating costs, while providing the most robust continuous separation and recovery of individual difficult/valuable metals. MR3's chelation driven resin technology is targeted to chemically process and separate soluble metals and elements found primarily in mining ores and concentrates, industrial effluents, hazardous wastes, complex metals sources and other aqueous solutions.

     Certain metal ores and concentrates may require MR3 to pretreat and leach the specific metals in the ore, and create a pregnant liquor base for further extraction and purification. MR3 may provide its custom solutions utilizing its own unique media and resin applications or in concert with third party strategic partners to provide a complete turnkey solution from mechanical pretreatment (such as grinding), chemical treatment (such as leaching) through final metals concentration and collection. MR3 approaches each problem or opportunity with a custom driven solution based on MR3’s technical evaluation of each unique situation and the characteristics of the particular metal laden application.

     MR3 Systems plans to either license its technology for use in mining, industry and environmental remediation, directly implement the technology in project specific applications, or joint venture with strategic partners to exploit the opportunity. MR3’s technology has many applications in numerous vertical markets including, but not limited to: (i) the recovery of precious metals from ore and concentrates; (ii) the processing of industrial wastes into purified metals and specialty chemical products; and (iii) the environmental remediation of hazardous metals from contaminated sites including nuclear related sites. The metals and specialty chemical products, if any, produced by the Company will likely be offered for sale to metals and chemical commodities brokers, refiners, and other end-users, where applicable. The Company intends to charge contract fees, where appropriate, for various waste removal and remediation services related to its proprietary technology.

     Plan of Operation

     In 2004, the Company initiated a restructuring of its business strategy with multiple objectives with the aim of positioning the Company toward revenue generation. This revised strategy provides for the penetration of six vertical markets in mining and environmental remediation with the application of MR3’s core technology of selective metals extraction, either as the primary operation, or in partnership with synergistic third party commercial technologies.

     In May of 2004, the Company entered into an agreement with Fluor Hanford and the United States Department of Energy to provide a metal recovery system for the removal of toxic chromium VI from the groundwater at Hanford Nuclear Reservation in south-central Washington State. The Company successfully completed its obligations under the agreement and recognized $380,000 in revenue related to this project in fourth quarter 2004. While the Company believes that it can leverage its success with the Fluor Hanford project for similar project opportunities in fiscal year 2006, it can provide no assurances that such revenue generating projects will materialize in the foreseeable future.

     Management’s objective over the next 12 months is to implement the MR3 technology with strategic partners owning ores, concentrates, and tailings within the United States and other international jurisdictions. The general terms of these prospective partnerships are expected to involve the joint design, construction, and operation of metals recovery centers, from which the recovered metals will be sold to third party brokers and clients. MR3 also intends to align itself with one or more financial strategic partner(s), from which metal recovery opportunities globally may be adequately financed.

     With these objectives in mind, in second quarter 2005, the Company entered into a Stock Purchase and Loan Option Agreement with MRD Holdings, Inc., a Delaware company, for the purchase of preferred shares of the Company’s stock valued at $1 million. This initial investment provides the framework for an intended long-term relationship between the parties to provide prospective funding for MR3 operations in the US, contracts for MR3 technology applications in Asia and Europe, and other long-term financing for joint projects. For such projects financed outside of North America, the Company intends to provide its services under a profit sharing arrangement mutually agreeable to the parties. MRD was also provided with a limited term option to invest a further $4.5 million into the Company.

     The first joint MR3-MRD project involved the extraction and purification of Cobalt (Co), Nickel (Ni), Tungsten (W), and Tantalum (Ta) from a large industrial slag pile located in Austria, and ultimately the construction of a central research and development-processing center (CRDC) in Europe. It is expected that the prospective CRDC will process the base slag material, once proof of process validation has been established. The CRDC is expected to include a five-tons per day pilot plant and a fifty-tons per day toll processing facility, which will work in conjunction with MR3’s research and development facility located in Englewood, Colorado. Establishment of the CRDC is contingent on the availability of adequate investment monies to fund the prospective facility and ongoing development activities. The current dispute with MRD, with respect to its financing commitments, raises doubts about the Company’s ability to establish the CRDC.

     In third quarter 2005, the Company received payments totaling $70,000 from MRD in connection with the Phase I (of Project B) technical assessment of the required unit operations for the extraction of the aforementioned metals. The Company has initiated a bench scale review and validation of the chemistry, extraction, and processing parameters, which will constitute the Phase I technology flow sheet, so as to determine the economic viability of the prospective commercial processing project. As a consequence of the Company’s successful performance under project B – Phase 1, the parties executed an Option Exercise Agreement dated September 26, 2005 that provides for the purchase of $4.5 million in Preferred shares of the Company’s stock. Final adoption of the Option Exercise Agreement was contingent on the delivery of Phase 1 report to MRD, which was delivered on October 11, 2005.

     Subsequently, MRD has failed to make the final $182,789 (inclusive of an additional $20,000 payment for administrative activities on behalf of MRD) payment under the original $1 million stock purchase agreement, as well as the $4.5 million pursuant to the Option Exercise Agreement. The events leading up to the matter of the late payments are presently in dispute between the parties, but both parties are presently in discussion in an effort to amicably resolve the dispute. The parties contemplate meeting in person in the near future to expedite resolution of the matter. Refer to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2005 for further details.

     In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources Inc. (“FLRI”), a publicly traded exploration-stage mining company, for the processing of their mineral deposits located in a volcanic lakebed in Death Valley Junction, California. In June 2005, FLRI reported initial positive results from Phase 1 concentration analysis testing at the lakebed site, the cost of which was funded by MR3 amounting to approximately $8,000. An independent testing laboratory performed the concentration analysis testing and FLRI representatives later verified its results, as reported in its news releases. While these initial tests provided positive results for the processing of precious metals, the Company can provide no assurances that sufficient commercial quantities or grades of precious metals will be recovered from the lakebed site or that such testing will justify commercial operations or the economic viability of any future project. Based on the results of Phase I, the Company has funded, at a cost of approximately $10,500, the Phase 2 validation of the FLRI materials.

     On November 28, 2005, FLRI provided notice to the Company that it was terminating its Metals Extraction Agreement (“MEA”) with MR3 pursuant to Section 12 of the MEA. FLRI advised the Company that it formally terminated the MEA for various reasons principally stemming from the Company’s inability to meet certain commitments under the MEA as a consequence of MR3’s failure to complete third party financing arrangements as noted above. Under Section 12 of the MEA, the Company is entitled to a 90-day cure period, which it is presently undertaking through negotiations with FLRI on a restructuring of the terms of the MEA. Management reasonably believes that it will be successful in restructuring its agreement with FLRI.

     In November 2004, the Company entered into a Strategic Alliance and Project Venture Agreement with The Purolite Company (“Purolite”), which signifies a formation of an exclusive venture and a general collaborative framework for mutual research and development of novel resins and separation processes, as well as marketing of any turnkey solutions based on such developments. Management believes that such alliances with established third party partners described above will provide more opportunities for the implementation of the Company’s technology than would otherwise be available to MR3. As of this date, the parties have yet to develop a commercially viable product under the agreement.

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

     Should MRD fulfill its $4.5 million obligation under the Option Exercise Agreement, these funds should be sufficient to fund the Company’s anticipated plan of operation and business strategy for fiscal year 2006 and beyond. Otherwise, the Company anticipates meeting its working capital requirement for the next twelve months through a combination of revenue generated from operations, project specific financing from third parties, certain debt instruments and additional sales of its securities. If cash flows from operations are not sufficient, which is likely, it will be necessary for the Company to raise capital or seek additional financing. Management can provide no assurance that such raising of capital or seeking of additional financing would be available in amounts and on terms acceptable to the Company.

     The primary and most significant expenditures for 2006 and beyond are expected in the area of salaries, consulting, professional fees, research and development, rent, travel, fabrication of processing systems and certain engineering costs related to anticipated operating agreements.

Effects of Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Results of Operations

     Three and Nine Months Ended September 30, 2005 (“Third Quarter and First Nine Months of 2005") and Three and Nine Months Ended September 30, 2004 (“Second Quarter and First Nine Months of 2004")

     The Company recorded $70,000 in revenues from operations in the third quarter of 2005 in connection with its Project B – Phase 1 Agreement with MRD for an aggregate total of $70,000 for the first nine months of 2005. The Company did not generate any revenues from operations for the same nine-month period in fiscal year 2004. With the completion of Phase 1 in third quarter and the release of its successful performance report in October 2005, the Company does not anticipate recording any further revenues from metals separation and reclamation projects for the balance of 2005. The Company is continuing, however, to prospect for new opportunities for its metals related technology solutions and reasonably believes that it may be in a position to generate revenues from operations by early 2006, contingent on its current proof of validation activities being successful and available investment capital.

     The components that make up cost of goods sold include, but are not limited to chemicals and materials used in processing of wastes, rent at onsite processing facilities, removal and disposal of post processing waste materials and residues, and salaries of personnel and contractors utilized in the Company’s processing activities when operational. The Company recorded $31,505 in cost of goods sold in third quarter 2005 related to its project B – Phase 1 activities for an aggregate total of $31,505 for the first nne months of 2005. The percentage of gross margin amounted to 55.0% . The Company did not record any expense for cost of goods sold for the first nine months of 2004, as it did not conduct revenue-generating operations during those that period.

     Total operating expenses for the third quarter and first nine months of 2005 amounted to $270,508 and $803,143, respectively, compared with $506,427 and $1,682,083 for the third quarter and first nine months of 2004, respectively. This 46.6% and 52.3% decline for third quarter and the first nine months of 2005, respectively, is attributed to a decline in business and project development activities in the first nine months of 2005 related to a limitation in working capital to fund such activities.

     As a consequence of the Company’s working capital limitations, personnel expenses declined by $77,876 (41.3%) and $159,633 (30.1%) for the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004, as the Company retained fewer employees in 2005. Personnel expenses in the third quarter and first nine months of 2004 were greater than the same periods in 2005 due to the addition of staff in 2004 related to the then expansion of the Company’s operating and development activities in anticipation of securing and carrying out new business opportunities for the Company. The Company reduced its personnel in late 2004 and early 2005 consistent with its manpower requirements. The Company anticipates adding personnel in fiscal year 2006 consistent with its manpower needs and contingent on available working capital.

      Similarly, outside services and professional fees declined $85,294 (70.0%) and $468,701 (79.2%) for the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004. Outside services and professional fees in the first nine months of 2004 also include compensation expense to outside consultants and advisors related to the issuance of warrants and the accounting effects of warrants and options repriced in prior periods. Depreciation expense remained reasonably consistent over the three and nine-month periods in 2004 and 2005 at a level approximating $10,000 to $11,000 per quarter.

     Rent expense declined $54,180 (66.5%) for the first nine months of 2005 compared with the same period in 2004, as the Company closed its Massachusetts based research and testing laboratory in January 2005 and relocated it to a subleased facility in Englewood, Colorado under more favorable financial terms. Office expense increased $19,849 (17.7%) for the first nine months of 2005 compared with the same period in 2004 primarily due to increased travel expenses in connection with MRD related activities.

     The Company’s development expenses decreased $65,651 (63.2%) and $213,910 (64.2%) for the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004. In the first nine months of 2004, the Company continued to advance its metals related technology with the aim of further adapting it to then current opportunities being assessed by its technical staff. The Company was collecting and testing samples from a variety of prospective clients to determine suitability of the technology and the viability of the projects under consideration. In first half 2005, the Company was constrained in its evaluation of prospective clients as a consequence of limited working capital, but began to accelerate such activities in third quarter in connection with its Project B – Phase 1 activities.

     Interest expense amounted to $45,641 and $202,476 for the third quarter and first nine months of 2005, respectively, compared with $61,618 and $162,025 for the same periods in 2004. Interest expense declined $15,977 (25.9%) in third quarter 2005 compared with third quarter 2004. The decline in third quarter 2005 interest expense was attributed to the repayment of the Company’s $328,211 note with Sincere Investments Limited and the conversion of the High Stakes Capital Note to a securities payment agreement (see Note 6. to the financial statements). The $40,451 increase (25.0%) for the first nine months of 2005 compared with the same period in 2004 is primarily attributed to the addition of certain notes payable and other debt instruments arranged by the Company during various periods in fiscal year 2004 that were more fully impacted in fiscal year 2005.

     The Company recorded an “other expense” accrual amounting to $15,336 for third quarter 2005 related to an additional reserve taken in connection with estimates made for the Company’s settlement of its obligations under its research laboratory lease agreement with its Massachusetts landlord. The total aggregate amount related to this accrual amounted to $35,208 for the first nine months of 2005.

     The Company had a net loss prior to recording of dividends of $292,990 and $1,002,332 for the third quarter and first nine months of 2005 compared $565,282 and $1,839,926 for the same periods in 2004. This decrease of $272,292 (48.2%) and $837,594 (45.5%) in third quarter 2005 and first nine months of 2005, respectively is primarily attributed to the decrease in operating expenses incurred by the Company during a period of limited operations in the first nine months of 2005, compared to same period in 2004 where the Company was ramping up business operations and development activities. The decrease is also attributed to the material accounting effect of recording compensation expense related to warrants and options granted in the first nine months of 2004.

     In second quarter 2005, the Company recorded a non-cash dividend of $697,175 related to the option granted to MRD Holdings, Inc. (see footnote no. 4 to these financial statements) to purchase additional preferred securities from the Company for a 180-day period from the date of execution of its Stock Purchase and Loan Option Agreement with the Company. The option was granted to MRD Holdings pursuant to its purchase of 400,000 shares of Series B Preferred Stock at a price of $2.50 per share for the aggregate sum of $1 million. There were no such preferred stock option grants in third quarter 2005 or the first nine months of 2004.

     Accordingly, the Company is reporting a Net Loss Applicable to Common Shareholders of $292,990 and $1,699,507 for the third quarter and first nine months of 2005 compared to $565,282 and $1,839,926 for the same periods in 2004.

Liquidity and Capital Resources

     As discussed in footnote no.9 to the financial statements presented elsewhere in this report, the Company has stated that its financial statements for the three and nine-month periods ended September 30, 2005 includes an explanatory paragraph stating that the financial statements have been prepared contemplating that MR3 Systems will continue as a going concern. The explanatory footnote states the following conditions, which raise substantial doubt about the Company’s ability to continue as a going concern: (i) the Company has incurred operating losses since inception, including a net loss (prior to consideration of dividends) of $1,002,332 for the three and nine-month period ended September 30, 2005; (ii) the Company’s accumulated deficit was $14,790,570 at September 30, 2005; (iii) the Company had a net working capital deficit of $2,019,860 at September 30, 2005 and (iv) the Company must raise additional capital to enable it to fund ongoing operations. Management’s plans to address these matters are described below.

     Historically, the Company’s working capital needs have been satisfied primarily through the Company’s private placement of securities, convertible debentures and other debt instruments, such as short and long-term notes with certain shareholders. The Company reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be available in a timely manner or in sufficient quantities to fund its current and future projects and its abilities to meet its cash and working capital needs in accordance with its current business strategy. If such funds are not made available to the Company as required, management believes that it will likely have a detrimental effect on the Company and could lead to the Company ceasing operations.

     The Company is continuing its ongoing discussions with MRD in an effort to resolve its dispute, regarding continued funding per its executed agreements. Since management can provide no assurance that such discussions will lead to a reinstatement of required funding as negotiated, management is actively seeking other alternative third party funding opportunities for its securities including short-term bridge financing and long-term investment opportunities. The Company recently secured $45,000 in bridge financing as an immediate stopgap measure and is in discussion with an independent third party regarding material investment into the Company. Such third party discussions are early in nature and management cannot provide a present assessment as to its eventual success.

     At September 30, 2005, the Company had a working capital deficit of $2,019,860 compared with a working capital deficit of $1,524,505 at December 31, 2004. This $495,355 increase (32.5%) in working capital deficit is primarily attributed to the reclassification of certain long-term notes to short term note payables, as well as a $61,206 decline in cash and cash equivalents at September 30, 2005. At year-end 2004, the Company had $63,712 in cash compared with $2,506 at September 30, 2005.

     At September 30, 2005, the Company had total assets of $525,740 and total shareholders’ deficit of $1,796,773 compared with total assets of $593,761 and shareholders’ deficit of $1,808,927 at December 31, 2004. This $68,021 (11.5%) decrease in assets in the first nine months of 2005 is primarily attributed to the aforementioned decrease in the Company’s cash position at the end of third quarter 2005. Total shareholder’s deficit at September 30, 2005 decreased by $12,154 (less than 1%) primarily due to the increase in paid-in capital related to the private sale of its securities, which was offset by the Company’s addition to accumulated deficit of $1,699,507 for the first nine months of 2005.

     For the three-month period ended September 30, 2005 and 2004, net cashed used by operating activities totaled, $265,257 and $315,266, respectively. For the nine-month period ended September 30, 2005 and 2004, net cashed used by operating activities totaled, $774,708 and $1,248,815, respectively. The $50,009 (15.9%) and $474,106 (38.0%) decrease in net cash used for operating activities in third quarter and first nine months 2005, compared with the same periods in 2004, is attributed to the reduced business activities of the Company during the noted periods.

     For the nine-month period ended September 30, 2005 and 2004, net cash used by investing activities amounted to $16,576 and $166,777, respectively. Cash used by investing activities relates to the purchase of equipment and property in the noted periods. Comparison of third quarters 2004 and 2005 is not meaningful.

     For the three-month period ended September 30, 2005 and 2004, net cash provided by financing activities totaled $155,994 and $243,592, respectively. For the nine-month period ended September30, 2005 and 2004, net cash provided by financing activities totaled $714,998 and $1,232,802, respectively. The Company realized cash in the first nine months of 2004 from such financing activities as the private sale of common stock, exercise of warrants, note payables and other debt instruments. In first nine months of 2005, the Company realized cash from proceeds related to notes from third parties, the private sale of its securities and the exercise of warrants.

     The Company expects to meet its ongoing cash and working capital needs in fiscal year 2006 primarily from the private sale of its securities, convertible debt instruments, note payables and other credit facilities with private lenders. The Company may also generate cash from its metals extraction technology and related license sales in 2006, but management can make no assurances that such material revenue or license sales will be achieved as contemplated.

     The Company presently leases its facilities on a contractual basis with certain timeframe commitments and obligations. The Company believes that its existing facilities will be sufficient to meet the Company’s current needs. Should the Company need additional space to accommodate increased activities, management believes it can secure such additional space on reasonable terms. From time to time, the Company has committed to leases on a month-to-month basis without a minimum commitment and may elect to do so in the future.

Off-Balance sheet Arrangements

     The Company does not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

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

     No changes were made in the Company's internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings

     With the exception of the potential for legal action against MRD related to their failure to make payments when due under certain investment agreements (see the Company’s Current Report on 8-K filed with the Commission on December 9, 2005), there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2. Changes In Securities

     In third quarter of 2005, the Company issued 190,770 shares of its common stock to a shareholder pursuant to an exercise of warrants granted in a prior period.

     In third quarter 2005, the Company issued 1,339,466 common shares pursuant to High Stakes Capital conversion of certain payments due in the quarter under its note payable agreement with the Company.

Item 3. Defaults Upon Senior Securities

     This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the three-month period ended September 30, 2005.

     The Company filed a definitive proxy statement pursuant to Reg. 14A with the Commission in connection with its planned annual meeting scheduled for December 14, 2005. As a consequence of the delays in receiving working capital associated with its recent financing activities, the Company has postponed its annual meeting to a yet to be specified date.

Item 5. Other Information

     In June of 2005, Dr. William C. Tao, CEO and Director of MR3, was elected a Director of Franklin Lakes Resources Inc., a publicly traded (OTCBB:FKLR) exploration stage mining company. In September 2004, the Company entered into an exclusive agreement with Franklin Lakes Resources for the processing of their mineral deposits located in a volcanic lakebed in Death Valley Junction, California. Dr. Tao resigned his position as a Director of Franklin Lakes Resources effective October 30, 2005 to avoid the appearance or potential for conflicts of interest.

     The Company filed a notification of late filing on Form 12b-25 with the Commission on 11-14-05 related to the delay in filing of its quarterly report on Form 10-QSB for the three and nine-period ended September 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on October 13, 2005 regarding the status of its Stock Purchase and Loan Option Agreement with MRD Holdings, Inc.

The Company filed a Current Report on Form 8-K with the Commission on December 9, 2005 regarding its financing dispute with MRD Holdings, Inc. and the termination of its Metals Extraction Agreement with Franklin Lake Resources Inc.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MR3 Systems, Inc.

Date: December 15, 2005	By:	/S/ RANDALL S. REIS
Randall S. Reis
Chief Financial Officer

Date: December 15, 2005	By:	/S/ WILLIAM C. TAO
William C. Tao
Chief Executive Officer

Date: December 15, 2005	By:	/S/ GARY K. ABREIM
Gary K. Abreim
Acting Chief Accounting Officer